Form 10-Q
period 1994-12-31
SOUND ADVICE INC
filed 1995-02-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended DECEMBER 31, 1994, or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______ TO ________.

                      Commission file number  0-15194

                            SOUND ADVICE, INC.
           (Exact name of registrant as specified in its charter)


        FLORIDA                                 59-1520531
(State or other jurisdiction of             (I.R.S.  employer
incorporation or organization)              identification no.)

      1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA       33004
     (Address of principal executive offices)     (Zip Code)

                          (305) 922-4434
     (Registrant's telephone number, including area code)

                           Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __
NO  X

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF FEBRUARY 6, 1995.

             SOUND ADVICE, INC. AND SUBSIDIARIES

                            INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets (Unaudited)
         December 31, 1994 and June 30, 1994                            3-4

         Consolidated Statements of Income (Unaudited) for the
         Three and Six Months Ended December 31, 1994 and 1993            5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended December 31, 1994 and 1993                      6

         Notes to Consolidated Financial Statements                     7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                9-11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.            12

Item 6.  Exhibits and Reports on Form 8-K.                               13

SIGNATURES                                                               14

                     PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       DECEMBER 31, 1994 AND JUNE 30, 1994


                                                                    DEC. 31, 1994                   JUNE 30, 1994
                                                         ------------------------        ------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                   $                 50,861        $                 44,992
  Receivables:
   Vendors                                                              6,050,219                       3,906,918
   Trade                                                                1,919,469                         781,614
   Employees                                                              372,381                         216,778
                                                         ------------------------        ------------------------
                                                                        8,342,069                       4,905,310
  Less allowance for doubtful accounts                                   (470,000)                       (460,000)
                                                         ------------------------        ------------------------
                                                                        7,872,069                       4,445,310

  Inventories                                                          42,679,541                      35,129,665
  Prepaid and other current assets                                        618,009                       1,211,132
  Deferred tax asset                                                      443,000                         443,000
  Prepaid income taxes                                                         --                         368,000
                                                         ------------------------        ------------------------
         Total current assets                                          51,663,480                      41,642,099

Property and equipment, net                                            16,699,796                      14,258,143

Property under capital lease, net                                         827,900                              --

Deferred tax asset, net                                                   763,927                         812,308

Other assets                                                              717,135                         604,822

Goodwill, net                                                             207,566                         219,791

                                                         ------------------------        ------------------------
                                                         $             70,879,804        $             57,537,163
                                                         ========================        ========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    DECEMBER 31, 1994 AND JUNE 30, 1994


                                                                    DEC. 31, 1994                   JUNE 30, 1994
                                                         ------------------------        ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------
CURRENT LIABILITIES:
  Borrowings under revolving credit agreement            $              9,583,218        $              9,729,685
  Accounts payable                                                     21,921,404                      11,632,403
  Accrued liabilities                                                   6,889,799                       5,397,283
  Current installments of long-term debt                                1,359,348                       1,237,785
                                                         ------------------------        ------------------------
         Total current liabilities                                     39,753,769                      27,997,156

Long-term debt, excluding current installments                          2,882,940                       3,574,868

Capital lease obligation                                                  802,900                              --

Other liabilities and deferred credits                                  4,156,810                       4,032,297
                                                         ------------------------        ------------------------
                                                                       47,596,419                      35,604,321
                                                         ------------------------        ------------------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at December 31, 1994
    and June 30, 1994                                                      37,289                          37,289
  Paid-in capital                                                      11,114,655                      11,114,655
  Retained earnings                                                    12,131,441                      10,780,898
                                                         ------------------------        ------------------------
         Total shareholders' equity                                    23,283,385                      21,932,842

Commitments and contingencies
                                                         ------------------------        ------------------------
                                                         $             70,879,804        $             57,537,163
                                                         ========================        ========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SOUND ADVICE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     FOR THE THREE AND SIX MONTHS ENDED  DECEMBER 31, 1994 AND 1993


                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  DECEMBER 31,                           DECEMBER 31,
                                            1994                 1993               1994                 1993

Net sales                               $   60,853,509       $   54,883,404     $   107,574,497       $   96,540,525

Cost of goods sold                          43,137,698           37,648,693          75,349,738           66,045,865
                                        --------------       --------------      --------------       --------------

  Gross profit                              17,715,811           17,234,711          32,224,759           30,494,660

Selling, general and administrative
 expenses                                   15,855,734           14,705,127          29,412,803           27,129,477
                                        --------------       --------------      --------------       --------------


  Income from operations                     1,860,077            2,529,584           2,811,956            3,365,183

Other income (expense):
  Interest expense                            (313,905)            (149,061)           (558,099)            (262,126)
  Provision for shareholder settlement              --           (1,252,000)                 --           (1,252,000)
  Other, net                                   (58,014)              (8,815)            (58,014)              (8,815)
                                        --------------       --------------      --------------       --------------

  Income before income taxes                 1,488,158            1,119,708           2,195,843            1,842,242

Provision for income taxes                     573,300              407,100             845,300              660,000
                                        --------------       --------------      --------------       --------------

    Net income                          $      914,858       $      712,608      $    1,350,543       $    1,182,242
                                        ==============       ==============      ==============       ==============

COMMON AND COMMON EQUIVALENT PER SHARE AMOUNTS:
- - - ----------------------------------------------

Net earnings per share                  $         0.24       $         0.19      $         0.36       $         0.32
                                        ==============       ==============      ==============       ==============


Weighted average number
 of shares outstanding                       3,736,925            3,762,810           3,738,593            3,751,835
                                        ==============       ==============      ==============       ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                                                                          1994           1993
                                                                                       -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 1,350,543    $ 1,182,242
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       1,482,228      1,309,640
     Deferred income taxes                                                                  48,381       (497,600)
     Loss on disposition of assets                                                          58,014         13,151
     Common stock warrant valuation                                                             --        975,000
  Changes in operating assets and liabilities:
  Decrease (increase) in:
     Receivables                                                                        (3,426,759)      (114,684)
     Inventories                                                                        (7,549,876)    (2,943,136)
     Prepaid and other current assets                                                      593,123         78,429
     Prepaid income taxes                                                                  368,000      1,350,635
     Other assets                                                                         (133,313)        25,051
  Increase (decrease) in:
     Accounts payable                                                                   10,289,001      3,266,076
     Accrued liabilities                                                                 1,467,516      1,794,991
     Other liabilities                                                                     124,513        (37,697)
                                                                                       -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                4,671,371      6,402,098
                                                                                       -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                                                  (3,948,670)    (1,387,638)
                                                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (3,948,670)    (1,387,638)
                                                                                       -----------    -----------
FINANCING ACTIVITIES:
  Repayments under revolving credit agreement                                             (146,467)    (4,758,236)
  Repayments on long-term debt                                                            (570,365)      (280,694)
  Proceeds from issuance of common stock                                                        --         50,000
                                                                                       -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                                   (716,832)    (4,988,930)
                                                                                       -----------    -----------
Increase in cash                                                                             5,869         25,530
Cash, beginning of period                                                                   44,992         50,885
                                                                                       -----------    -----------
CASH, END OF PERIOD                                                                    $    50,861    $    76,415
                                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                        $   547,087    $   262,126
                                                                                       ===========    ===========
  Income taxes paid (net of refunds)                                                   $   225,000    $  (193,035)
                                                                                       ===========    ===========

Supplemental disclosure of noncash investing activity - During fiscal year 1995, the Company recorded a capital lease obligation of $827,900.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SOUND ADVICE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1994 and June 30, 1994, and the statements of income for the three and six month periods ended December 31, 1994 and 1993 and statements of cash flows for the six month periods ended December 31, 1994 and 1993. The results of operations for the three and six months ended December 31, 1994 are not necessarily indicative of the operating results expected for the year ending June 30, 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994.

2.)  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share has been determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period.

3.)  SEASONALITY
     Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended December 31, 1994 and 1993 are as follows:

                           TRAILING FOUR QUARTERS ENDED DECEMBER 31,
                                   (DOLLARS IN THOUSANDS)
QUARTERLY SALES
                                     1994                       1993
                                     ----                       ----
                                   AMOUNT    %         AMOUNT     %
                                 --------   ----      --------   ----
Second Quarter                   $ 60,854   32.8%     $ 54,833   33.2%
  (October - December)

First Quarter                      46,721   25.1        41,657   25.2
  (July - September)

Fourth Quarter                     37,442   20.2        33,703   20.4
  (April - June)

Third Quarter                      40,779   21.9        34,965   21.2
  (January - March)              --------   ----      --------   ----

SALES FOR TRAILING TWELVE        $185,796   100%      $165,158   100%
MONTHS ENDED DECEMBER 31,        ========   ====      ========   ====
1994 AND 1993, RESPECTIVELY

4.)  PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

                                     DECEMBER 31, 1994        JUNE 30, 1994

Land                                    $    521,465          $    521,465
Building                                     434,605               434,605
Furniture and equipment                    8,583,352             8,044,226
Leasehold improvements                    13,891,785            12,003,332
Display fixtures                           4,525,973             3,934,506
Vehicles                                     998,708             1,002,714
                                        ------------          ------------
     Total                                28,955,888            25,940,848
Less accumulated depreciation            (12,256,092)          (11,682,705)
                                        ------------          ------------
Property and equipment, net             $ 16,699,796          $ 14,258,143
                                        ============          ============

5.)  STOCK OPTIONS

     In December 1994, incentive stock options for an aggregate of 45,000 shares of common stock at an exercise price of $5.96 per share and expiring no later than December 13, 1999 were issued, pursuant to the Company's 1986 stock option plan, to certain executive officers of the Company.

     During the quarter ended December 31, 1994, incentive stock options covering 23,000 shares of common stock (20,000 shares at an exercise price of $4.20 per share, 1,500 shares at an exercise price of $5.45 per share and 1,500 shares at an exercise price of $5.98 per share) were canceled under the Company's 1986 stock option plan.

6.)  CAPITALIZED LEASE
     Property held under capital lease is being amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

7.)  LEASE COMMITMENTS
     The Company signed two new leases during the quarter ended December 31, 1994. One lease agreement was for the relocation of the Hollywood, Florida store, whose lease had expired. The other is for a land lease for a new store site located in Fairfax, Virginia.

8.)  EMPLOYMENT AGREEMENTS
     Effective as of July 1, 1994, the employment agreements for two of the Company's executive officers were again extended for an additional one year term (until June 30, 1995) on substantially the same terms and conditions as in effect under their respective employment agreements during fiscal year 1994, including, without limitation, that the annual base salary payable to each of them for the current fiscal year will be the same as they received for the 1994 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's net sales for the quarter ended December 31, 1994, increased to $60,854,000 compared to $54,883,000 in the prior year resulting in an increase of $5,971,000 or 10.9% over the second quarter of fiscal 1994. Comparable store sales increased 8.9% in the quarter ended December 31, 1994 over the corresponding quarter in the prior year. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

     Net sales of $107,574,000 for the six months ended December 31, 1994, increased by $11,034,000 or 11.4% over the corresponding period in the prior fiscal year. The increase in net sales during the first three months of the 1995 six month period is primarily attributable to same store sales growth through successful promotions. The increase in net sales during the second three months of the 1995 six month period is primarily attributable to new product offerings, successful promotions and, to a lesser extent, the opening of a new Fort Myers store in November and the December relocation of the existing Hollywood store. Comparable store sales increased 10.8% in the six months ended December 31, 1994 compared to the corresponding six month period in the prior year.

     Gross profit increased by $481,000 or 2.8% in the quarter ended December 31, 1994 compared to the corresponding quarter of the prior year. The gross profit percentage was 29.1% in the quarter ended December 31, 1994 and 31.4% in the quarter ended December 31, 1993. The decrease in gross profit percentage when compared to the second quarter of fiscal 1994 is primarily attributable to the product mix, particularly as a result of the introduction of personal computers, and competitive marketing strategies in the second quarter of 1995. The Company anticipates a continued reduction in the overall gross profit percentage as personal computer sales achieve a larger portion of the overall product mix.

     Gross profit increased by $1,730,000 in the six months ended
December 31, 1994 compared to the corresponding period in the prior year. The gross profit percentage was 30.0% for the six months ended December 31, 1994 compared to 31.6% for the corresponding period in the prior year. The Company expects a continued reduction in the gross profit percentage as personal computer sales which began in mid November increase to represent a larger percentage of the overall product mix.

     Selling, general and administrative expenses increased $1,151,000 in the quarter ended December 31, 1994 over the same quarter in the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 26.1% in fiscal 1995 from 26.8% in the same three months of fiscal 1994. The increase in selling, general and administrative expenses is attributable to commissions on increased sales, expenses associated with the Company's preparation, training and entry into the personal computer business, changes in certain store level compensation programs and increases in payroll related costs. Start-up costs associated with the entry into personal computers will be reduced through growth in sales volume and adjustment of the product mix.

     Selling, general and administrative expenses increased $2,283,000 in the six months ended December 31, 1994 compared to the comparable period in the prior year. As a percentage of net sales, selling general and administrative expenses decreased to 27.3% in fiscal 1995 from 28.1% in the comparable six months of fiscal 1994.The increase in selling, general and administrative expenses is attributable to commissions on increased sales, expenses associated with the Company's entry into the personal computer business, changes in store level compensation programs, increases in payroll related costs and costs associated with the Company's delayed conversion to a new management information system.

     During the second quarter of fiscal year 1994, the Company recorded a provision for shareholder settlement of $1,252,000 in connection with a global settlement of class actions filed in May 1992 against the Company and others. The provision for shareholder settlement reflected the value of the common stock warrants, the Company's portion of the cash settlement and other expenses associated with the settlement.

     Interest expense increased by $165,000 for the quarter and $296,000 for the six months ended December 31, 1994 compared to the prior year.
This increase was primarily reflective of the increased borrowing under the Company's revolving credit facility, higher interest rates and additional term loan borrowing by the Company during fiscal 1995.

     The Company had an effective tax rate of approximately 38% for the quarter and six months ended December 31, 1994 compared to a tax rate of 36% in the same periods of the prior fiscal year. The prior periods' effective tax rates reflected the utilization of state tax benefits from prior years. The Company anticipates its effective tax rate will continue to be approximately 38% as these state tax benefits have been fully utilized.

     Net income for the quarter ended December 31, 1994 was $915,000 or $.24 per share compared to $713,000 or $.19 per share for the same quarter in the previous year. Net income for the six months ended December 31, 1994 and 1993 was $1,351,000, or $.36 per share, and $1,182,000, or $.32 per share, respectively. The quarter and six months of the previous year are reduced by the after tax shareholder settlement in the amount of $.21 per share.

FINANCIAL CONDITION

     Net cash provided by operating activities was approximately
$4,671,000 for the six months ended December 31, 1994. The Company had working capital of approximately $11,910,000 at December 31, 1994 as compared to the $13,645,000 in working capital at June 30, 1994. The increase in current assets, primarily in inventory (approximately $7,550,000), during the six month period of $10,021,000 was offset by a corresponding increase of $11,757,000 in current liabilities primarily in trade payables (approximately) $10,289,000). The funding of such trade payables in the third quarter of fiscal 1995 will be accomplished primarily through available borrowings under the Company's revolving credit facility and cash flow from operations. Inventory levels along with related trade payables were increased as a result of the holiday selling season, entry into personal computers, a new Fort Myers store and a relocated larger Hollywood store. Inventories are expected to decrease on an overall basis from the December 1994 level to levels in the mid $30 million range through May of 1995. For periods after that date inventories are expected to increase for seasonal summer sales and preparation for entry into the Washington, D.C./Baltimore metropolitan market.

     The Company maintains a $30 million revolving credit and term loan facility, which currently expires on March 31, 1995. As part of the renewal and refinancing discussions with its lender, the Company intends to explore restructuring a portion of the outstanding revolver loan balance into an additional term loan facility. In addition, certain covenants may need to be modified to provide the Company with additional borrowing capacity for expansion purposes. In that regard, the Company anticipates that operating cash requirements for fiscal 1995, including those funds needed in connection with the preparations and costs associated with entering the Washington, D.C./Baltimore area market, will require obtaining satisfactory terms and covenants with respect to the renewal and extension of its current financing arrangement.

     In addition to the recently opened Fort Myers store and relocation and expansion of the Hollywood store, the Company has previously announced its intention to enter the Washington, D.C./Baltimore metropolitan area. Although the Company originally expected to open showrooms in the new market area during fiscal year 1995, it is currently anticipated that 4 showrooms will be operating by the end of calendar year 1995. To date, one land lease has been finalized and the Company is pursuing several additional sites in the new region. In that regard, the Company expects to seek additional borrowing capacity or funding sources for its expansion into Washington, D.C./Baltimore metropolitan area. The amount and type of financing required will be dependent on the nature of the final lease and development terms for each store site.

                              PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Registrant held its 1994 annual meeting of shareholders on Wednesday, February 1, 1995 (the "Annual Meeting").

     (b) One matter voted upon at the Annual Meeting was the election of six directors which comprised the Registrant's entire Board of Directors. The six nominees, who were the nominees of the Registrant's Board of Directors and all of which were serving as directors of the Registrant as of the date of the Annual Meeting, were all elected at the Annual Meeting as directors of the Registrant receiving the number of votes for election and abstentions and percentage of total votes cast as set forth next to their respective names below:

     NOMINEE FOR DIRECTOR         FOR THE ELECTION         ABSTAIN
     --------------------         ----------------         -------
     Peter Beshouri               2,887,656  (99.2%)       23,228  (0.8%)
     Michael Blumberg             2,887,456  (99.2%)       23,428  (0.8%)
     Gregory Sturgis              2,887,656  (99.2%)       23,228  (0.8%)
     Joseph Piccirilli            2,887,656  (99.2%)       23,228  (0.8%)
     G. Kay Griffith              2,897,656  (99.5%)       13,228  (0.5%)
     Richard W. McEwen            2,897,656  (99.5%)       13,228  (0.5%)

     (c) The following two additional matters were separately voted upon at the Annual Meeting and each of such matters received the votes of the holders of the number of shares of Common Stock and percentage of total votes cast at the Annual Meeting as indicated below:

          (1)  Proposal to amend the Second Amended and Restated
               Sound Advice, Inc. 1986 Stock Option Plan  (the
               "Plan") to increase the number of shares of Common
               Stock issuable pursuant to the Plan to 750,000 shares.

               FOR                    AGAINST              ABSTAIN
               ---                    -------              -------
               1,473,397  (68.5%)     663,408  (30.9%)     12,351  (0.6%)

          (2)  Proposal to amend the Plan to permit the Stock
               Option Committee of the Plan, in connection with the granting of non-qualified stock options, the authority and discretion to provide for accelerated vesting on death or cessation of employment or directorship by reason of disability and the exercise of non-qualified stock options for up to two years after termination or cessation of employment or directorship under certain circumstances.

               FOR                    AGAINST              ABSTAIN
               ---                    -------              -------
               2,597,051  (91.9%)     206,331  (7.3%)      23,726  (0.8%)

          There were 761,728 and 83,776 broker nonvotes with respect to matters (1) and (2) above, respectively.

     (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  The following exhibits are filed with this report:

          EXHIBIT NO.  DESCRIPTION
          -----------  ----------------------------------------------------
          10.1         Amendments to Second Amended and Restated
                       Sound Advice, Inc. 1986 Stock Option Plan
                       (incorporated by reference from the
                       Registrant's Definitive Proxy Statement dated December 30, 1994, Exhibit "A", File No. 0-15194).

          10.2 Fifth Amendments to Employment Agreement, both effective as of July 1, 1994, between the Registrant and each of Peter Beshouri and Michael Blumberg (included herewith).

          27.          Financial Data Schedule (included herewith).

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUND ADVICE, INC.
                                ---------------------------------
                                (Registrant)

Date February 14, 1995          /s/ Peter Beshouri
     -----------------         -----------------------------------
                                Peter Beshouri, Chairman of the
                                Board, President and Chief
                                Executive Officer

Date February 14, 1995          /s/ Kenneth L. Danielson
     -----------------          -----------------------------------
                                Kenneth L. Danielson, Chief
                                Financial and Accounting Officer