Form 10-Q
period 1995-03-31
SOUND ADVICE INC
filed 1995-05-15
CIK 793971

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 1995, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES ___   NO [X]

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF MAY 1, 1995.

                    SOUND ADVICE, INC. AND SUBSIDIARIES

                                   INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

        Consolidated Balance Sheets (Unaudited)
        March 31, 1995 and June 30, 1994                                    3-4

        Consolidated Statements of Operations (Unaudited) for the
        Three and Nine Months Ended March 31, 1995 and 1994                   5

        Consolidated Statements of Cash Flows (Unaudited) for the
        Nine Months Ended March 31, 1995 and 1994                             6

        Notes to Consolidated Financial Statements                          7-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                    10-12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                                    13


SIGNATURES                                                                   14

                     PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 1995 AND JUNE 30,1994

                                         MARCH 31, 1995       JUNE 30, 1994
                                         --------------       -------------

ASSETS
CURRENT ASSETS:
 Cash                                       $    47,705         $    44,992
 Receivables:
   Vendors                                    2,875,705           3,906,918
   Trade                                      1,453,354             781,614
   Employees                                    323,932             216,778
                                            -----------         -----------
                                              4,652,991           4,905,310
 Less allowance for doubtful accounts          (520,000)           (460,000)
                                            -----------         -----------
                                              4,132,991           4,445,310

 Inventories                                 31,739,068          35,129,665
 Prepaid and other current assets               659,856           1,211,132
 Deferred tax asset                             443,000             443,000
 Prepaid income taxes                           567,881             368,000
                                            -----------         -----------
     Total current assets                    37,590,501          41,642,099

Property and equipment, net                  16,274,799          14,258,143

Property under capital lease, net               809,460                   -

Deferred tax asset, net                         763,927             812,308

Other assets                                    717,426             604,822

Goodwill, net                                   201,454             219,791
                                            -----------         -----------
                                            $56,357,567         $57,537,163
                                            ===========         ===========



  See accompanying notes to consolidated financial statements.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31,199$ AND JUNE 30, 1994

                                              MARCH 31,1995    JUNE 30,1994
                                              -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Borrowings under revolving credit agreement    $13,439,906    $ 9,729,685
Accounts payable                                 6,992,493     11,632,403
Accrued liabilities                              4,715,576      5,397,283
Current installments of long-term debt           1,359,448      1,237,785
                                               -----------    -----------
   Total current liabilities                    26,507,423     27,997,156

Long-term debt, excluding current installments   2,578,347      3,574,868

Capital lease obligation                           822,255              -

Other liabilities and deferred credits           4,252,119      4,032,297
                                               -----------    -----------
                                                34,160,144     35,604,321
                                               -----------    -----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
 10,000,000 shares; issued and outstanding
 3,728,894 shares at March 31, 1995
 and June 30,1994                                   37,289         37,289
 Paid-in capital                                11,114,655     11,114,655
 Retained earnings                              11,045,479     10,780,898
                                               -----------    -----------
    Total shareholders' equity                  22,197,423     21,932,842

Commitments and contingencies
                                               -----------    -----------
                                               $56,357,567    $57,537,163
                                               ===========    ===========

 See accompanying notes to consolidated financial statements.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                         MARCH 31,                   MARCH 31,
                                -------------------------    ----------------------------
                                    1995          1994            1995           1994
                                -----------    -----------    ------------    ------------

Net sales                       $43,781,461    $40,778,572    $151,355,958    $137,319,097

Cost of goods sold               31,543,257     27,998,826     106,892,995      94,044,691
                                -----------    -----------    ------------    ------------
Gross profit                     12,238,204     12,779,746      44,462,963      43,274,406

Selling, general and
 administrative expenses         13,521,304     12,168,824      42,934,107      39,298,301
                                -----------    -----------    ------------    ------------
Income (loss) from operations    (1,283,100)       610,922       1,528,856       3,976,105

Other income (expense):

Interest expense                   (482,662)       (76,510)     (1,040,761)       (338,636)
Provision for shareholder
 settlement                               -              -               -      (1,252,000)
Other, net                                -          1,436         (58,014)         (7,379)
                                -----------    -----------    ------------    ------------

Income (loss) before
 income taxes                    (1,765,762)       535,848         430,081       2,378,090

Provision (benefit) for
 income taxes                      (679,800)       209,000         165,500         869,000
                                -----------    -----------    ------------    ------------
 Net income (loss)              $(1,085,962)   $   326,848    $    264,581    $  1,509,090
                                ===========    ===========    ============    ============


COMMON AND COMMON EQUIVALENT
PER SHARE AMOUNTS:

NET EARNINGS (LOSS) PER SHARE   $     (0.29)   $      0.09    $       0.07    $       0.40
                                ===========    ===========    ============    ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING             3,728,894      3,739,752       3,734,675       3,746,720
                                ===========    ===========    ============    ============


 See accompanying notes to consolidated financial statements.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED MARCH 31,1995 AND 1994


                                                               1995                  1994
                                                          ----------            ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                $  264,581            $1,509,090
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                            2,437,818             2,058,077
  Provision for loss on asset impairment                     400.000
  Deferred income taxes                                       48,381              (497,600)
  Loss on disposition of assets                               58,014                13,151
  Common stock warrant valuation                                   -               975,000
 Changes in operating assets and liabilities:
 Decrease (increase) in:
  Receivables                                                312,319               381.846
  Inventories                                              3,390,597            (2,350,780)
  Prepaid and other current assets                           551,276              (151,536)
  Prepaid income taxes                                      (199,881)            1,299,635
  Other assets                                              (196,838)               27,828
 Increase (decrease) in:
  Accounts payable                                        (4,639,910)             (813,865)
  Accrued liabilities                                       (686,118)            1,471,584
  Other liabilities and deferred credits                     219,822               (41,356)
                                                          ----------            ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,960,061             3,881,074
                                                          ----------            ----------

INVESTING ACTIVITIES:

 Capital expenditures                                     (4,791,477)           (2,464,316)
                                                          ----------            ----------
NET CASH USED IN INVESTING ACTIVITIES                     (4,791,477)           (2,464,316)
                                                          ----------            ----------

FINANCING ACTIVITIES:
 Net borrowings (repayments) on revolving
  credit agreement                                         3,710,221            (1,048,763)
 Repayments on long-term debt                               (874,858)             (451,031)
 Repayments on capital lease obligation                       (1,234)
 Proceeds from issuance of common stock                            -                50,000
                                                          ----------            ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,834,129            (1,449,794)
                                                          ----------            ----------

Increase (decrease) in cash                                    2,713               (33,036)
Cash, beginning of period                                     44,992                50,885
                                                          ----------            ----------

CASH, END OF PERIOD                                       $   47,705            $   17,849
                                                          ==========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                            $1,078,749            $  338,636
                                                          ==========            ==========
 Income taxes paid (net of refunds)                       $  317,000            $   66,965
                                                          ==========            ==========


Supplemental disclosure of noncash investing activity - During fiscal year 1995, the Company recorded a capital lease obligation of $827,900.

 See accompanying notes to consolidated financial statements.

                    SOUND ADVICE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1995 and June 30, 1994, and the statements of operations for the three and nine month periods ended March 31, 1995 and 1994 and statements of cash flows for the nine month periods ended March 31, 1995 and 1994. The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the operating results expected for the year ending June 30, 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994.

2.)      EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings (loss) per common and common equivalent share has been determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended March 31, 1995 and 1994 are as follows:

                  TRAILING FOUR QUARTERS ENDED MARCH 31,
                          (DOLLARS IN THOUSANDS)

QUARTERLY SALES

                                        1995                  1994
                                ------------------     ------------------
                                  AMOUNT      %          AMOUNT      %
                                --------     -----     --------     -----

Third Quarter                   $ 43,781     23.2%     $ 40,779     23.8%
  (January - March)

Second Quarter                    60,854     32.2        54,883     32.1
  (October - December)

First Quarter                     46,721     24.8        41,657     24.4
  (July - September)

Fourth Quarter                    37,442     19.8        33,703     19.7
  (April - June)
                                --------     ----      --------     ----

SALES FOR TRAILING TWELVE      $188,798       100%     $171,022      100%
 MONTHS ENDED MARCH 31,        ========      ====      ========     ====
 1995 AND 1994, RESPECTIVELY

4.)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consist of the following:

                                 MARCH 31, 1995        JUNE 30, 1994
                                 --------------        -------------
Land                             $    521,465          $    521,465
Building                              434,605               434,605
Furniture and equipment             8,456,934             8,044,226
Leasehold improvements             14,256,039            12,003,332
Display fixtures                    4,727,053             3,934,506
Vehicles                            1,002,599             1,002,714
                                 ------------          ------------
         Total                     29,398,695            25,940,848
Less accumulated depreciation     (13,123,896)          (11,682,705)
                                 ------------          ------------
Property and equipment, net      $ 16,274,799          $ 14,258,143
                                 ============          ============

5.)      STOCK OPTIONS

         In December 1994, incentive stock options for an aggregate of 45,000 shares of common stock at an exercise price of $5.96 per share and expiring no later than December 13, 1999 were issued, pursuant to the Company's 1986 stock option plan, to certain executive officers of the Company.

         During the quarter ended December 31, 1994, incentive stock options covering 23,000 shares of common stock, at prices ranging from $4.20 to $5.98 per share, were canceled under the Company's 1986 stock option plan.

         During the quarter ended March 31, 1995, incentive stock options covering 31,500 shares of common stock, at prices ranging from $5.45 to $10.48 per share, were canceled under the Company's 1986 stock option plan.

6.)      DEBT - BANK LOAN AGREEMENT

         During the third fiscal quarter, the Company's $30 million revolving credit and term loan facility which matured on March 31, 1995 was extended by its lending bank until September 29, 1995 under substantially the same terms and conditions. (See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition.")

7.)      PROVISION FOR ASSET IMPAIRMENT

         The Company recorded a $400,000 estimated provision for asset impairment in the quarter ended March 31, 1995 which is included in selling, general and administrative expenses. The valuation adjustment relates to hardware and software purchased in 1994 in connection with the Company's unsuccessful implementation of a new management information system.

8.)      CAPITALIZED LEASE

         Property held under capital lease is being amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

9.)      LEASE COMMITMENTS

         During the second quarter the Company signed a lease agreement for the relocation of the Hollywood, Florida store, whose lease had expired. In addition, the land lease signed for a new store site in Fairfax, Virginia was canceled in the third quarter in connection with the postponed entry into the Washington, D.C./Baltimore metropolitan area.

10.)     EMPLOYMENT AGREEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's net sales for the quarter ended March 31, 1995, increased to $43,782,000 compared to $40,779,000 in the prior year resulting in an increase of $3,003,000 or 7.4% over the third quarter of fiscal 1994. The overall sales growth is primarily attributable to the opening of the new Fort Myers store and the relocation and expansion of the Hollywood store. Comparable store net sales increased 1.2% in the quarter ended March 31, 1995 over the corresponding quarter in the prior year (excluding for comparative purposes one new store opened in November 1994 and another relocated to a larger showroom in December 1994). The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

         Net sales of $151,356,000 for the nine months ended March 31, 1995, increased by $14,037,000 or 10.2% over the corresponding period in the prior fiscal year. The increase in net sales is primarily attributable to same store sales growth through successful promotions and new product offerings. Comparable store sales increased 8.0% in the nine months ended March 31, 1995 compared to the corresponding nine month period in the prior year. The remainder of the sales growth is attributable to the opening of the new Fort Myers store in November 1994 and the December 1994 relocation of the existing Hollywood store.

         Gross profit decreased by $542,000 or 4.2% in the quarter ended March 31, 1995 compared to the corresponding quarter of the prior year. The gross profit percentage was 28.0% in the quarter ended March 31, 1995 and 31.3% in the quarter ended March 31, 1994. The decrease in gross profit percentage when compared to the third quarter of fiscal 1994 is primarily attributable to the product mix, particularly as a result of the introduction of personal computers, competitive marketing strategies and reduced availability in certain audio and video products in the third quarter of fiscal 1995.

         Gross profit increased by $1,189,000 in the nine months ended March 31, 1995 compared to the corresponding period in the prior year. The gross profit percentage was 29.4% for the nine months ended March 31, 1995 compared to 31.5% for the corresponding period in the prior year. The Company anticipated a reduction in gross profit percentage resulting primarily from personal computer sales, which began in mid November 1994.

         Selling, general and administrative expenses increased $1,352,000 in the quarter ended March 31, 1995 over the same quarter in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 30.9% in fiscal 1995 from 29.8% in the same three months of fiscal 1994. The increase includes a $400,000 provision for asset impairment (See Note 7 of Notes to Consolidated Financial Statements) and a $197,000 write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore metropolitan area. The remaining increase is attributable to commissions on increased sales, expenses associated with the Company's entry into the personal computer business, changes in certain store level compensation programs, increased payroll related costs and increased depreciation and amortization expense.

         Selling, general and administrative expenses increased $3,636,000 in the nine months ended March 31, 1995 compared to the comparable period in the prior year. As a percentage of net sales, selling general and administrative expenses decreased to 28.4% in fiscal 1995 from 28.6% in the comparable nine months of fiscal 1994. As previously disclosed, the increase includes a $400,000 provision for asset impairment and a $197,000 write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore metropolitan area. The remaining increase is attributable to commissions on increased sales, expenses associated with the Company's entry into the personal computer business, changes in store level compensation programs, increased payroll related costs, increased depreciation and amortization expenses and costs associated with the Company's unsuccessful implementation of a new management information system.

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

         Interest expense increased by $406,000 for the quarter and $702,000 for the nine months ended March 31, 1995 compared to the prior year. This increase was primarily reflective of the increased borrowing under the Company's revolving credit facility, additional outstanding term loans and higher interest rates during fiscal 1995.

         The Company had an effective income tax rate of approximately 38% for the nine months ended March 31, 1995 compared to 37% for the nine months ended March 31, 1994.

         Net (loss) for the quarter ended March 31, 1995 was ($1,086,000) or ($.29) per share compared to net income of $327,000 or $.09 per share for the same quarter in the previous year. Net income for the nine months ended March 31, 1995 and 1994 was $265,000, or $.07 per share, and $1,509,000, or $.40 per share, respectively. The net loss for the quarter ended March 31, 1995 and the reduction in net income for the nine months ended March 31, 1995 was primarily attributable to reduced gross profit margin, increased depreciation and interest expense, provision for asset impairment and write-off of expenses related to the postponement of expansion into Washington, D.C./Baltimore metropolitan area. The nine month period of the previous year was reduced by the after-tax shareholder settlement in the amount of $.21 per share.

FINANCIAL CONDITION

         Net cash provided by operating activities was approximately $1,960,000 for the nine months ended March 31, 1995. The Company had working capital of approximately $11,083,000 at March 31, 1995 as compared to the $13,645,000 in working capital at June 30, 1994 for an overall decrease of $2,562,000. The decrease in current assets of $4,052,000 during the nine month period was primarily related to the $3,391,000 reduction in inventory. The reduction in current assets of $4,052,000 was partially offset by a net decrease of $1,490,000 in current liabilities primarily resulting from a decrease in trade payables of $4,640,000 offset by an increase in borrowings under the revolving credit agreement of $3,710,000. Borrowings under the revolving credit facility increased primarily as a result of capital expenditures associated with the opening of the new showroom in Fort Myers and the relocation and expansion of the Hollywood showroom together with increased levels of inventory required for increased sales and product offerings.

         The Company has implemented an expense reduction program designed to reduce selling, general and administrative expenses. The initial reduction, primarily from personnel and related expense reductions together with a reduction in warehousing costs, is expected to be realized in the fourth fiscal quarter of 1995. Additional expense reductions, including cost savings related to employee benefit programs, are expected to take effect in the first quarter of fiscal 1996. In addition, the Company implemented an inventory reduction program in the third quarter of fiscal 1995, in order to reduce the level of inventory required to support the Company's sales volume and improve inventory turn. Inventory levels at March 31, 1995 were reduced to $31,739,000 from $42,680,000 at December 31, 1994.

         The Company maintains a $30 million revolving credit and term loan facility, which matured on March 31, 1995 and was extended by its lending bank until September 29, 1995 under substantially the same terms and conditions. The Company is in the process of replacing its current facility and, in that regard, has requested and received several alternative multi-year financing proposals from other lending institutions which are currently under review by the Company. It is anticipated that a new financing arrangement will be completed prior to September 29, 1995.

         In addition to the recently opened Fort Myers store and the relocation and expansion of the Hollywood store, the Company had previously announced its intention to enter the Washington, D.C./Baltimore metropolitan area. During the third quarter, the Company announced its intentions to postpone its expansion plans into the Washington,D.C./ Baltimore metropolitan area until no sooner than the latter part of 1996. In connection with the postponement, the Company has determined not to enter into any long-term commitments for showroom or warehouse sites at this time, however, the company is currently exploring the potential relocation of its two remaining smaller format showrooms to full size showrooms. Generally, each of these relocations would require outlays of approximately $900,000 to $1,100,000 for leasehold improvements, fixtures and additional inventory if relocated on a build-to-suit basis. It is anticipated that funding for these relocations would be provided through the Company's new financing arrangement.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------
                  10.1              Third Amendment to Credit Agreement, dated
                                    as of March 29, 1995, among the Registrant, SAI Distributors, Inc. and NationsBank of
                                    Florida, N.A.

                  27.               Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUND ADVICE, INC.
                                    ------------------
                                    (Registrant)

Date MAY 12, 1995                   /S/ PETER BESHOURI
     ------------                   -------------------------------
                                    Peter Beshouri, Chairman of the
                                    Board, President and Chief
                                    Executive Officer

Date MAY 12, 1995                   /S/ KENNETH L. DANIELSON
     ------------                   -------------------------------
                                   Kenneth L. Danielson, Chief
                                   Financial and Accounting Officer