Form 10-K
period 1995-06-30
SOUND ADVICE INC
filed 1995-10-17
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ________

         COMMISSION FILE NUMBER 0-15194

                               SOUND ADVICE, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                        59-1520531
-------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA                     33004
----------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 922-4434

                         ------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                 TITLE OF CLASS

                         ------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (17CFR 229.405) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on September 19, 1995, based upon the closing market price of the registrant's voting stock on the NASDAQ National Market on September 19, 1995, as reported in THE WALL STREET JOURNAL, was approximately $7,219,000.

         The registrant had 3,728,894 shares of common stock, $.01 par value, outstanding as of September 19, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

         Certain portions of the registrant's Proxy Statement to be filed in connection with its 1995 annual meeting of shareholders are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I

ITEM 1.           BUSINESS..................................................  1
                           General..........................................  1
                           Products.........................................  2
                           Marketing Strategy...............................  3
                           Advertising......................................  4
                           Operations.......................................  6
                           Expansion........................................  9
                           Seasonality...................................... 10
                           Servicemarks..................................... 11
                           Competition...................................... 11
                           Employees........................................ 11

ITEM 2.           PROPERTIES................................................ 12

ITEM 3.           LEGAL PROCEEDINGS......................................... 13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.......................................... 15

ITEM 4.1.         EXECUTIVE OFFICERS OF THE REGISTRANT...................... 15

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS........................... 17

ITEM 6.           SELECTED FINANCIAL DATA................................... 18

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 21
                           Results of Operations............................ 21
                           Liquidity and Capital Resources.................. 25
                           Impact of Inflation and Foreign
                           Currency Fluctuations............................ 28

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 29

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................... 29

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT............................................ 29

ITEM 11.          EXECUTIVE COMPENSATION.................................... 29

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................... 29

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 29

PART IV                                                                      30

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K................................... 30

SIGNATURES                                                                   31

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

         Sound Advice, Inc. (the "Registrant"), incorporated in Florida on March 12, 1974, is a full service specialty retailer of a broad range of high-quality, upscale entertainment and consumer electronic products. As of June 30, 1995, the Registrant operated 21 stores in Florida which sell home and car audio systems, large screen televisions, video products, cellular telephones and other personal electronics, such as personal computers, home telephones, answering machines and hand held audio systems, car security systems, home entertainment furniture and related customized services and accessories. In contrast to mass merchandisers and discounters of consumer electronic products, the Registrant targets customers seeking informed advice concerning product selection and system integration as well as a broad selection of products incorporating the latest technology.

         The Registrant's net sales have increased from approximately $120 million to approximately $191 million during the past five years. The Registrant attributes such growth to its marketing and operating strategies and product selection. The Registrant's marketing strategy is to build customer satisfaction and loyalty through its customer support program which includes a technically proficient sales force and custom design, installation and repair services. The Registrant's showrooms provide comfortable surroundings and contain demonstration rooms and areas in its stores where customers are encouraged to test and compare the products. In its stores, the Registrant emphasizes a broad selection of higher-end and specialty brand consumer electronic products.

         The Registrant's operating strategy is to cluster its stores in larger markets and maximize selling space per store in order to achieve economies of scale, as well as provide convenient locations for its customers. The Registrant's stores are currently clustered in four areas in Florida, including the Miami/Ft. Lauderdale/West Palm Beach area (the "East Coast Stores"), the Tampa/St. Petersburg/Clearwater/Sarasota/Fort Myers area (the "West Coast Stores"), the Orlando area (the "Central Florida Stores") and Jacksonville (the "Jacksonville Stores"). In fiscal year 1995, the Registrant added one new West Coast Store by opening a store in Fort Myers, Florida in November 1994 and relocated one East Coast Store to a larger facility. As of this date, the Registrant operates 21 stores.

         During fiscal year 1994 the Registrant had commenced the establishment of a dedicated communications area in certain of its stores, which by the end of fiscal 1995 was part of 19 stores.

During fiscal 1995 the Registrant added a personal computer and software department to substantially all of its stores as part of its commencing to offer personal computers, peripherals and multi-media products in the fall of 1994. It also completed during fiscal year 1995 the establishment at 18 stores an area where an on-site technician (a "quicktech") is available to answer technical product questions of customers and to make adjustments, clean and make minor repairs on products. The Registrant also commenced offering direct broadcast satellite dishes in the fall of 1994.

         The Registrant, as recently announced, has delayed expansion into the Washington, D.C./Baltimore metropolitan area. It currently does not expect to enter such market, if at all, until fiscal 1997. It currently plans to relocate possibly one of its East Coast Stores and one of its West Coast stores during fiscal year 1996. See "Expansion" in this ITEM 1. On October 13, 1995, the Registrant completed the extension and refinancing of its senior credit facility with NationsBank of Florida, N.A.. See "Liquidity and Capital Resources" in ITEM 7.

PRODUCTS

         The Registrant offers its customers an extensive selection of high-quality, brand-name entertainment and consumer electronic products, including products incorporating the latest technology and not generally carried by most of its competitors. In a typical store a customer can choose from more than 2,200 products from approximately 180 manufacturers.

         For the 1995 fiscal year the Registrant's products and services may be grouped into home and car audio, television and video, service, installation and product warranty, personal computer and miscellaneous products.

         The home and car audio product group includes receivers, speakers, audio compact disc players, cassette decks, turntables, tuners, equalizers, signal processors, mini and normal sized pre-packaged audio systems, amplifiers, car AM-FM radios, car antennas, security systems and radar detectors and audio accessories.

         The television and video product group includes stereo televisions, large screen televisions, standard televisions, video recorders, video camcorders, laser disc players, video enhancement devices, home theater systems, direct broadcast satellite dishes and video accessories.

         The service, installation and product warranty group includes car stereo installation, custom home installation, repair services, delivery, installation and extended warranty contracts offered by the Registrant for most of its audio, video, car stereo and personal electronics merchandise.

         The personal computer product group includes personal computers, peripherals and multi-media products.

         The miscellaneous product group includes personal and portable stereos, answering machines, home telephones, hand held audio systems, organizers, facsimile machines, equipment and activation fees for cellular telephone service and home entertainment furniture.

         The table below shows the approximate percentage of the Registrant's sales for the fiscal years ended June 30, 1995, 1994 and 1993 attributable to each of the foregoing product groups. Since in fiscal years prior to 1994 the Registrant's products and services had been grouped into different product groups for reporting purposes, the percentages below for fiscal year 1993 reflect the current presentation of product groupings. In addition, the personal computer product group has been added in fiscal year 1995.

                                        YEAR ENDED JUNE 30,
                               ------------------------------------
PRODUCT GROUP                    1995              1994          1993
-------------                   ----              ----          ----
Home and Car Audio . . . . . .   39%               43%           43%
Television and Video   . . . .   33%               36%           36%
Service, Installation and
 Product Warranty  . . . . . .   10%               11%           10%
Personal Computer  . . . . . .    6%                -             -
Miscellaneous Products . . . .   12%               10%           11%
                                ---               ---           ---
Total  . . . . . . . . . . . .  100%              100%          100%
                                ---               ---           ---

         The percentage of sales by each product group is affected by promotional activities, consumer trends, store displays and the development of new products and, thus, the current mix may not be indicative of the mix in future years. See "Expansion" hereinbelow.

MARKETING STRATEGY

         The Registrant views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention and assistance to each customer. The Registrant trains its sales personnel to assist customers in their purchases by demonstrating products and providing information with respect to features, price, quality and system integration. At each store, segregated areas and displays of systems and products promote sales by enabling sales personnel to demonstrate the use of systems and products and by permitting customers to compare and test the performance and features of similar products. Consistent with this approach to marketing, the Registrant over the last several years has expanded the size of its showrooms and the number of demonstration areas per store to permit display and demonstration of electronic and entertainment products and systems (particularly higher quality systems and products incorporating the latest technology and fully-integrated audio/video systems). In recent years, the Registrant has introduced a full-service personal electronics center in its stores. During fiscal 1994 it commenced the establishment of a dedicated communications area in certain stores, which by the end of fiscal year 1995 was part of 19 stores. During fiscal year 1995 the Registrant added a personal computer and software department to substantially all of its stores as part of its commencing to offer personal computers, peripherals and multi-media products in the fall of 1994.

         The Registrant has pursued a strategy of building customer satisfaction and loyalty by having (i) a broad range of top-quality products including products incorporating the latest technology and not generally sold by most of its competitors; (ii) technically proficient sales personnel providing extensive customer service; (iii) customer oriented showrooms where products can be demonstrated to and tested by customers; and (iv) a support program including custom design and installation and repair services.

         The Registrant attempts to build customer satisfaction by offering a comprehensive customer support program. This program seeks to assure that each customer has the product or system best suited for that individual. Any merchandise sold by the Registrant may be auditioned on the customer's premises and, if a customer is not satisfied, may be returned within 30 days for a refund or exchanged for credit toward the purchase of another product or system. Customers are encouraged to upgrade speakers originally purchased from the Registrant by trading in such speakers within the first year for credit at the original purchase price toward the purchase of new speakers. Car audio products (if installed by the Registrant) carry a one year "defective replacement guaranty" and, once the Registrant installs car stereo equipment, a customer will not be charged for reinstallation into another car, for installing component upgrades or reinstalling after repair service. The Registrant's custom department will visit a customer's home to design and install audio and video products and systems. The Registrant believes that the costs of its customer support program is warranted in light of the additional sales created by such ongoing program.

ADVERTISING

         To support its marketing strategy the Registrant promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. Such advertising consists of name recognition advertising emphasizing the Sound Advice name and its competitive prices, its broad and high-quality product selection, available financing arrangements, its technically proficient sales force, its support program, its customer oriented showrooms and its customer service and repair program. In addition, newspaper and catalog advertisements and customer mailings are directed towards specific products and their prices and specific financing plans in connection with specific sales events and promotions. The Registrant has an extensive customer database which is used for targeting its mailings of catalogs and other promotional advertisements and materials.

         The table below shows the Registrant's net advertising expense as a percentage of net sales for the fiscal years ended June 30, 1995, 1994 and 1993. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                             YEAR ENDED JUNE 30,
                                        ----------------------------
                                         1995       1994       1993
                                         ----       ----       ----
                                            (Dollars in Thousands)
Net advertising expense . . . . .       $4,745     $4,832     $6,320
Percentage of net sales . . . . .         2.5%       2.8%       4.0%

         In fiscal 1995, net advertising expense remained substantially constant as compared to fiscal 1994 primarily as a result of an increase as compared to the prior fiscal year in market development funds and other promotional amounts received by the Registrant from vendors which offset increased advertising expense and the vendors' marketing support in connection with the Registrant's opening of the additional West Coast Store and the introduction of personal computers as part of its product line. In addition, the increase in net sales was generated, in part, by successful financing promotions in lieu of increasing advertising expenditures. In fiscal 1994, net advertising expense decreased from fiscal 1993 primarily as a result of the increase in market development funds and other promotional amounts received by the Registrant from vendors and the Registrant not having any initial or extraordinary advertising expenses similar to the prior fiscal year which include initial advertising expenses incurred in connection with opening an additional East Coast Store and the advertising required after Hurricane Andrew to inform the public that the Registrant's stores affected by the hurricane had reopened. In addition, the increase in net sales was also generated, in part, by successful financing promotions in lieu of increasing advertising expenditures. Net advertising expense as a percentage of net sales decreased in each of fiscal 1995 and 1994 from the respective prior fiscal year as a result of the increase in net sales while total net advertising expense remained substantially the same in fiscal year 1995 and decreased in fiscal year 1994 for the reasons indicated above.

         The Registrant handles all of its advertising through its in-house advertising staff. The Registrant's use of an in-house staff allows it to be more flexible in decisions regarding advertising, to make changes to advertising copy on short notice to publicize special product promotions and to take advantage of new products and unexpected market developments on a timely basis.

OPERATIONS

         Suppliers, Purchasing and Distribution:

         The Registrant has no long-term merchandise purchase contracts or commitments. The Registrant acquires its products from approximately 180 manufacturers, five of which manufacturers account for a majority of total product purchases. Management believes that competitive sources of supply would be available for substantially all of the Registrant's products in the event that one or more of such primary sources of supply were no longer available.

         The Registrant's policy is to take advantage of cash or payment discounts offered by manufacturers. The Registrant has also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion has been able to negotiate favorable terms on very large volume purchases. Since March 1986, the Registrant has been a member of Progressive Retailers Organization, Inc., a buying group comprised of approximately 14 retailers of home entertainment and consumer electronic products located throughout the country ("Progressive Retailers Organization").

         Substantially all inventory purchased by the Registrant is shipped directly to its central distribution facility located in Deerfield Beach, Florida. Such facility is currently the central distribution facility for its stores. Inventory is also shipped to and distributed from the Registrant's support warehouses located in Tampa and Orlando, Florida, which service the West Coast Stores and Central Florida Stores, respectively. Each store receives shipments of inventory from the central distribution and/or support warehouse facilities, at least three times a week, and sometimes on a daily basis, thereby increasing availability to customers by enabling each store to maintain reasonable inventories of all products and promptly to replenish inventories of fast moving products. The Registrant believes that its distribution system allows it to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately 4.2, 4.0, and 4.1 times during the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

         The Registrant's current sales, inventory, purchasing and other key information is tracked at the Registrant's corporate headquarters on its computer system. This system provides management with information which facilitates merchandising, pricing, sales management and the management of warehouse and store inventories. This system enables management to review and analyze the performance of each of its stores and sales personnel on a periodic basis. The central purchasing department of the Registrant monitors current sales and inventory at the stores on a daily basis. In addition, the Registrant currently completes a physical inventory approximately 4 times a year and in between such physical inventories it periodically conducts a cycle count on selected types of inventory. The purchasing department also establishes the level of inventory required at each store and handles the replenishment of store inventory on a daily or weekly basis. In an attempt to upgrade its computer system, the Registrant acquired in the spring of 1994 at an aggregate cost of approximately $1.3 million (exclusive of approximately $700,000 for new related communications equipment) and attempted to install during 1994 a new retail management information system (the "New MIS System"). The installation of the New MIS System could not be successfully completed. The New MIS System was returned to the vendor thereof as part of a settlement reached with such vendor. The related communications equipment also purchased at the same time was installed and is currently in operation in conjunction with the Registrant's existing management information system. See "Liquidity and Capital Resources" in
ITEM 7. and note 3(b) to Notes to Consolidated Financial Statements.

         Sales and Store Operations:

         Sales to customers are primarily made on a cash and bank credit card basis. In addition, customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card, which the Registrant makes available to its customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company and at no recourse to the Registrant. The Registrant also periodically, as part of its promotional activities, makes special financing programs available to its customers. A part of the cost of such special financing programs is at times borne by the Registrant. In addition, certain of the Registrant's vendors periodically participate with and support the Registrant in financing promotions.

         Each store has its own management structure consisting of a full time general showroom manager having overall responsibility at each location and a full time sales manager under such general showroom manager. Certain of the Registrant's stores also have an individual in charge of the mobile electronics department. Each general showroom manager's and sales manager's compensation is dependent in part on the store's gross profit. As of September 15, 1995, approximately 420 sales personnel working at the stores were compensated on a commission basis. Commissions vary depending on the price and gross margin of the product.

         As part of a reorganization during fiscal year 1995 of its sales management group to expedite decision-making and to allow better communication throughout its corporate structure, the Registrant now has four regional sales vice presidents, each overseeing one of its four regions and who report to the Chief Executive Officer. The Registrant also utilizes, as part of its management team, one company-wide mobile sales director, four product sales trainers and three in-store merchandisers. The Registrant has historically generally experienced employee stability with many sales persons moving up to positions of greater responsibility, although the Registrant does experience some turn-over of employees during their initial six month period of employment. See "Employees" in this ITEM 1.

         Merchandise sold at a store is generally delivered to the customer at the store at the time of sale, with the exception of certain large screen televisions, home entertainment furniture and integrated systems for which the Registrant offers home delivery and installation service. In addition, the Registrant offers custom home audio and video and personal computer installation service. The Registrant also installs car stereo systems, cellular telephones and car security systems at all but one of its stores.

         Service and Repair:

         The Registrant has its repair facility at its corporate headquarters in South Florida. The Registrant is an authorized manufacturer's service representative for substantially all of its products and is reimbursed by the manufacturer for the service or repair it performs on products still covered by a manufacturer's warranty. Products brought to the stores by customers for service or repair are shipped to the Registrant's repair facility. In addition, the Registrant has established as of this date at approximately 18 stores an area where a quicktech is available to answer technical product questions of customers and to make adjustments, clean and make minor repairs on products.

         The Registrant offers, through an unrelated insurance company on a nonrecourse basis, an extended warranty contract for most of the audio, video and other merchandise it sells, whereby a customer is provided coverage beyond the warranty period covered by the manufacturer. The Registrant collects the retail sales price of the extended warranty contract from the customer and remits the customer information and the Registrant's cost for the contract to the insurance company. The insurance obligation is solely the responsibility of the insurance company, since the contract is between the customer and the insurance company. As an authorized service center for the insurance company, the Registrant may also perform the services required under the extended warranty contracts for which it is separately paid by the insurer. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Registrant's other products. Revenues from the sale of extended warranty contracts have historically averaged 5% to 6% of sales. See note (1)(j) to Notes to Consolidated Financial Statements.

         In connection with the promotion of the sale of extended warranty contracts, the Registrant had offered prior to March 1, 1993, and has commenced as of July 1994 to once again offer, the purchasers of such contracts the right to apply the amount of the sales price for an extended warranty contract, which has expired and has not been used for any repair or maintenance procedure, toward the purchase of merchandise, subject to such purchaser providing appropriate documentation verifying the purchase of such contract. The Registrant has established a reserve on its balance sheet to cover the potential cost of this sales incentive program. See the Consolidated Financial Statements and related notes appearing elsewhere in this report (in particular, note (1)(k) thereto).

EXPANSION

         During fiscal year 1995, the Registrant added a new West Coast Store by opening a store in Fort Myers, Florida in November 1994 and relocated one East Coast Store in Hollywood, Florida to a larger facility in December 1994. The new West Coast Store represented its sixth store in such market area. See "ITEM 2. PROPERTIES". Accordingly, as of the date of this report, it operates 21 stores. During fiscal 1995 the Registrant completed the establishing at 18 stores of an area where a quicktech is available to answer technical product questions of customers and to make adjustments, clean and make minor repairs on products, as well as a dedicated communications area at 19 of its stores. The Registrant also added a personal computer and software department to substantially all of its stores as part of its commencing to offer in the fall of 1994 personal computers manufactured by certain companies (including Apple, IBM and Acer), together with peripheral equipment and multi-media products such as CD-ROM. These products are targeted specifically toward the home market and enable customers to purchase complete systems (including personal computers with modem, CD-ROM and software pre-installed and ready-to-use) or update their existing personal computer capabilities. As part of its personal computer offerings, the Registrant carries a selection of primarily educational multi-media software titles. In addition, the Registrant commenced offering direct broadcast satellite dishes for sale commencing in the fall of 1994.

         The Registrant currently plans during fiscal 1996 to relocate possibly one of its East Coast Stores and one of its West Coast Stores at the expiration of its lease into larger showrooms.

However, although the Registrant continues to explore the opening of new stores in geographic areas within its existing Florida distribution network and/or advertising radius in order to realize efficiencies and cost benefits as a result of the Registrant's clustering of stores, it currently has no plans to open any additional stores in fiscal year 1996.

         The Registrant had previously announced in July 1994 its plans to open between seven and ten stores in the Washington, D.C./Baltimore metropolitan area. The new stores would have been the Registrant's first locations outside of Florida. The Registrant selected this region for its expansion after studying several other markets in the southeastern and middle-atlantic states and concluding that the population and income characteristics of the region were very similar to the markets in which its most successful stores are currently located. However, during the third quarter of fiscal 1995, the Company announced its intentions to postpone its expansion plans into the Washington, D.C./Baltimore market area and currently does not expect to enter such market, if at all, until fiscal 1997.

         Management estimates that as of this time the cost (other than initial inventory) of opening an additional store built to suit for the Registrant by an owner or landlord is approximately $500,000 to $700,000. Management also currently estimates that, if the Registrant acquires an existing store location, it will cost between $800,000 and $1,000,000 to retrofit such property. Management estimates initial inventory cost for a new store to be approximately $1,000,000.

         The extent of any future expansion within or without Florida is dependent on future general economic and business conditions, the Registrant's operating performance and the availability of sufficient financing. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - Liquidity and Capital Resources".

SEASONALITY

         Historically, due to the holiday season, the Registrant has realized greater sales and profits during its second fiscal quarter. The Registrant's marketing strategy and, in particular, its year round use of newspaper, television and radio advertising, catalogs and promotions (including, without limitation, vendor specific promotional sales in selected months), attempts to minimize the seasonality of the Registrant's business.

         The following table sets forth the Registrant's quarterly net sales in dollars and as a percentage of annual net sales for the three fiscal years ended June 30, 1995:

                                                               NET SALES
                           ----------------------------------------------------------------------------
                           1ST              2ND               3RD               4TH
                           QUARTER          QUARTER           QUARTER           QUARTER          TOTAL
YEAR ENDED                 (JULY-           (OCTOBER-         (JANUARY-         (APRIL-          FOR
 JUNE 30,                  SEPTEMBER)       DECEMBER)         MARCH)            JUNE)            YEAR
----------                 ----------       ---------         ---------         -------        --------
                                                                 (Dollars in Thousands)

1995. . . . . . . . . .      $46,721          $60,854           $43,781         $39,148        $190,504
    . . . . . . . . . .        24.5%            31.9%             23.0%           20.6%            100%

1994. . . . . . . . . .      $41,657          $54,883           $40,779         $37,442        $174,761
    . . . . . . . . . .        23.9%            31.4%             23.3%           21.4%            100%

1993. . . . . . . . . .      $37,753          $51,667           $34,965         $33,704        $158,089
    . . . . . . . . . .        23.9%            32.7%             22.1%           21.3%            100%

SERVICEMARKS

         The Registrant has registered the "Sound Advice" and "Audio Garage" names in Florida. It has not registered either the "Sound Advice" or "Audio Garage" name with the United States Patent and Trademark Office. The Registrant is not aware of any adverse claims concerning the Registrant's use of the "Sound Advice" or "Audio Garage" name.

COMPETITION

         The brand-name home entertainment and consumer electronics business is, and can be expected to remain, highly competitive, with price, customer service and financing plans or programs being the main competitive factors. The Registrant believes that it competes effectively on the basis of such factors and its product mix has been selected to include higher-end audio and video products not generally offered by many of its competitors. The Registrant's principal competitors include other retailers specializing in similar products, department stores, discount stores, mass merchandisers, catalogue showrooms and specialty stores. Many of the Registrant's competitors are national in scope and have greater financial resources than the Registrant.

EMPLOYEES

         As of September 15, 1995, the Registrant employed approximately 860 persons, of whom approximately 580 were commissioned persons, including approximately 80 car stereo and mobile installers, 50 service department technicians and 30 delivery and custom installers. Substantially all of the Registrant's employees are full-time. The Registrant's employees are not unionized and it has never experienced a strike or work stoppage. Management believes that its employee relations are good.

ITEM 2.     PROPERTIES.

         The Registrant's 21 stores are located in four geographic areas on the east and west coasts of Florida, in north central Florida and in Jacksonville, Florida, and currently most of the Registrant's stores average approximately 15,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and, in all but one store, car audio and accessory installation. The stores are located either in free standing buildings or in multi-store shopping centers. The stores are generally close to regional malls or in shopping districts. The following map displays the locations of the Registrant's 21 stores.

                                 STORE LOCATIONS

A map of Florida indicates the general location of the Registrant's 21 stores in the four geographic areas.

JACKSONVILLE STORES
Jacksonville (Regency)
Jacksonville (Orange Park)

CENTRAL FLORIDA STORES
Orlando (East Colonial)
Orlando (Sandlake)
Altamonte Springs

WEST COAST STORES
Tampa (2)
Clearwater
St. Petersburg
Sarasota
Fort Myers

EAST COAST STORES
West Palm Beach
Boca Raton
Plantation
Ft. Lauderdale
Hollywood
North Miami Beach
Hialeah
Coral Gables
West Kendall
South Kendall

         All of the Registrant's 21 stores are currently leased or subleased, one of which is accounted for as a capital lease. Leases expire on various dates between 1996 and 2014, without giving effect to renewal options. The average unexpired lease term of the Registrant's stores is approximately 18 years if the renewal options are included.

         Generally, the store leases provide for a base rental with annual cost of living adjustments or stipulated annual percentage increases (or a combination thereof) and do not provide for a percentage of sales in addition to the fixed rent. In addition, the leases generally require the Registrant to pay all or a portion of the real estate taxes and assessments, utilities, insurance and/or common area and interior maintenance and repairs. See note (9) to Notes to Consolidated Financial Statements.

         The Registrant's headquarters are located in a 53,850 square foot facility which also contains its executive offices, accounting, data processing, purchasing and advertising operations, service and repair center. The lease expires in March 1999 (exclusive of one ten-year renewal option). In May 1993, the Registrant entered into a three-year lease (exclusive of one two-year renewal option and two five-year renewal options) for a 56,320 square foot distribution facility located in Deerfield Beach, Florida, approximately 15 miles north of its corporate headquarters. In June 1993, it relocated its central warehouse and distribution facility from its corporate headquarters to such Deerfield Beach facility. The sales training center for the East Coast Stores and the Registrant's custom sales department were relocated during fiscal year 1995 from its corporate headquarters to the Registrant's new Hollywood store.

         The Registrant occupies an approximate 12,500 square foot leased facility in Tampa, Florida area which is used as a warehouse and support facility for the West Coast Stores. The lease for such facility expires in January 1998 (exclusive of one 3-year renewal option). The Registrant also occupies an approximate 10,000 square foot leased facility in Orlando, Florida which is used as a warehouse and support facility for the Central Florida Stores. The lease for such facility expires in May 2000.

         A portion of the Registrant's former Ft. Lauderdale store is currently being used for car installations, with the balance of such building having been leased to a nonaffiliated company for a term of five years (exclusive of one five-year renewal option).

ITEM 3.     LEGAL PROCEEDINGS.

         In May 1992, two substantially similar actions [MANTHEI, ET AL. V. PETER BESHOURI, ROY C. CASEY AND SOUND ADVICE, INC. (Case No. 92-6457) and KROOP, ET AL. V. SOUND ADVICE, INC., PETER

BESHOURI, MICHAEL BLUMBERG AND ROY C. CASEY (Case No. 92-6590)] were filed, each as a purported class action, against the Registrant and certain of its officers and directors in the United States District Court, Southern District of Florida. The two actions were consolidated as IN RE: SOUND ADVICE, INC. SECURITIES LITIGATION (Case No. 92-6457) and a consolidated and amended class action complaint was filed on or about December 31, 1992, adding the Registrant's independent auditors during the relevant times, Deloitte & Touche LLP, as a defendant, and which, in very general terms, alleged that the Registrant, and the individual defendants as control persons, issued, or caused to be issued, false and misleading financial information with respect to the operations of the Registrant during the fiscal year ended June 30, 1991 and the first two quarters of fiscal year 1992, and sought damages incurred by purchasers of the Registrant's common stock during the relevant period. On January 28, 1994, the Registrant entered into a stipulation of settlement (the "Stipulation") with the plaintiffs and other defendants to globally settle the consolidated class action based upon an agreement in principle reached in November 1993. Pursuant to the terms of the Stipulation, the Registrant (a) has paid a cash amount totalling approximately $141,000 and (b) has issued 306,335 warrants to purchase its common stock, which warrants have been valued at $3.00 per warrant, as its portion of the total maximum settlement amount of approximately $2,765,000. The warrants are exercisable for a four year period from June 15, 1995 through June 14, 1999, at an exercise price per share of $8.70. The Court entered an Order and Final Judgment dated March 25, 1994, approving the settlement, and the agreed upon settlement funds and warrants were distributed in or about July 1995 to the claimants.

         In October 1992, the Registrant became aware that the Securities and Exchange Commission ("SEC") was conducting a private formal investigation pursuant to Section 21(a) of the Securities Exchange Act of 1934 (the "Exchange Act") arising from certain allegations made by a former employee of the Registrant in April 1992 asserting that the Registrant's financial statements for certain fiscal periods prior to June 30, 1992, included intentional misstatements and certain other matters related to such financial statements. In that regard, the Registrant's Board of Directors had engaged in 1992 a law firm to serve as special counsel to investigate such allegations. As a result of the report of special counsel and the Registrant's own internal review of its financial records, the Registrant has previously restated in 1992 its 1988 through 1991 consolidated financial statements. The SEC has recently completed its investigation and, in connection therewith, the Registrant voluntarily agreed with the SEC to the entry of a cease and desist order by the SEC on August 9, 1995, concerning its Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in such order had been materially misstated. The cease and desist order issued pursuant to Section 21C of the Exchange Act prohibits the Registrant from violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. The Registrant neither admitted nor denied any wrongdoing and no censure, fine or penalty was involved. As part of the completion of the SEC's investigation and such cease and desist order, Peter Beshouri, the Registrant's Chairman of the Board, President and Chief Executive Officer, and Mr. Roy Casey, its former Chief Financial Officer, also voluntarily consented, without admitting or denying any wrongdoing, to the entry of similar orders by the SEC with respect to their supervisory responsibilities. See note (11)(a) to Notes to Consolidated Financial Statements.

         In addition, the Registrant is from time to time involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Registrant are generally covered by insurance. The Registrant believes that none of these claims will have a material adverse impact on its financial conditions or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4.1.   EXECUTIVE OFFICERS OF THE REGISTRANT.

          Pursuant to General Construction G(3) of Form 10-K, the information regarding executive officers of the Registrant called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

          The following table sets forth the name, age (as of September 15, 1995) and position(s) held by each executive officer of the Registrant:


NAME                      AGE                  POSITION(S) WITH
----                      ---                  REGISTRANT
                                               ----------------
Peter Beshouri             41                  Director, Chairman of the
                                               Board, President and
                                               Chief Executive Officer

Michael Blumberg           47                  Director, Senior Vice
                                               President and Secretary

Christopher O'Neil         48                  Executive Vice President,
                                               Chief Operating Officer
                                               and Assistant Secretary





G. Kay Griffith            50                  Executive Vice President
                                               and Chief Administrative
                                               Officer

Kenneth L. Danielson       45                  Chief Financial and
                                               Accounting Officer and
                                               Treasurer

          The Registrant's officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

          PETER BESHOURI, who has been an employee of the Registrant since 1974, has served as Chairman of the Board and Chief Executive Officer of the Registrant since August 1982. Prior thereto he was the general sales manager of the Registrant, as well as having served as a showroom manager and district manager. He was elected President of the Registrant in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with the Registrant and a former chief financial officer of the Registrant, voluntarily agreed with the SEC, without admitting or denying any wrongdoing, to the entry of a cease and desist order by the SEC concerning the Registrant's Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991. See "ITEM 3. LEGAL PROCEEDINGS."

          MICHAEL BLUMBERG, a founder and a director of the Registrant, was elected a Vice President in August 1982, Vice President - Purchasing and Finance in May 1986, Vice President - Purchasing and Marketing in December 1987, and Senior Vice President in May 1989. From the Registrant's inception until February 1995, Mr. Blumberg served as Treasurer of the Registrant and, since October 13, 1989, he has also been serving as Secretary of the Registrant. His responsibilities include overall supervision of all purchasing and selecting new product categories and lines for the Registrant, as well as consulting with certain of the Registrant's manufacturers in connection with product design.

          CHRISTOPHER O'NEIL joined the Registrant in 1979 as a car audio buyer. He was elected Vice President - Purchasing of the Registrant in May 1986, Vice President - Car Audio Purchasing in May 1989 and his title was changed to Vice President/Purchasing in May 1990. Effective February 1992, Mr. O'Neil was elected Executive Vice President and Chief Operating Officer of the Registrant. In his current position, his principal responsibilities are the supervision of service, warehouse, distribution security and product support functions for the Registrant's stores. Since December 1990, Mr. O'Neil has also served as an Assistant Secretary of the Registrant.

         G. KAY GRIFFITH joined the Registrant as an employee in May 1993 and was formally elected Executive Vice President and Chief Administrative Officer in September 1993. Ms. Griffith had previously been elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992.

From March 1992 until joining the Registrant as an employee, she was President and Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From June 1991 to March 1992, Ms. Griffith was a senior partner of GKG Management Services, a firm providing consulting services to banks and businesses who require assistance with their banking relationships. From September 1983 to June 1991, she held a variety of officer positions with NCNB National Bank of Florida, N.A. (now known as NationsBank of Florida, N.A.), the last of which was Senior Vice President/Regional Banking Executive. Ms. Griffith's principal role at the Registrant is to oversee, supervise and coordinate all aspects of human resources/benefits and employee recruiting and training.

          KENNETH L. DANIELSON joined the Registrant as an employee on September 1, 1993 and effective October 1, 1993, assumed the responsibilities of and became Chief Financial Officer of the Registrant. In February 1995, he was also elected Treasurer. Prior to joining the Registrant for approximately fifteen years, Mr. Danielson was employed by Storer Communications, Inc. ("Storer") based in Miami, Florida, which was one of the ten largest cable companies in the United States. During his employment with Storer, Mr. Danielson held various positions, including Director of Accounting, Assistant Treasurer, Vice President, Treasurer and Chief Financial Officer, with his positions as Vice President, Treasurer and Chief Financial Officer being held concurrently from November 1988 through August 1993. Prior to Mr. Danielson's employment by Storer, he was employed by Coopers & Lybrand from 1971 to 1978. Mr. Danielson is a certified public accountant.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

          The Registrant's Common Stock, par value $.01 per share ("Common Stock"), is traded under the symbol "SUND" in the over-the-counter market of the NASDAQ and is quoted on the NASDAQ Stock Market (NASDAQ National Market).

          The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Registrant's Common Stock on the NASDAQ Stock Market. NASDAQ Stock Market quotations are based on actual transactions and not bid prices.

                                                              PRICES
                                                              ------
1994                                                  HIGH                LOW
----                                                  ----                ---
First Quarter (7/1/93 to 9/30/93)                    $6-7/8             $5-1/2
Second Quarter (10/1/93 to 12/31/93)                  8-3/8              5-5/8
Third Quarter (1/1/94 to 3/31/94)                     6-5/8              4-1/2
Fourth Quarter (4/1/94 to 6/30/94)                    6                  4-5/8

1995
----
First Quarter (7/1/94 to 9/30/94)                   $ 7-3/8            $ 5-1/2
Second Quarter (10/1/94 to 12/31/94)                  6-3/4              5-1/8
Third Quarter (1/1/95 to 3/31/95)                     6-1/8              3-7/8
Fourth Quarter (4/1/95 to 6/30/95)                    4-1/8              2-3/8

          As of September 19, 1995, there were approximately 235 holders of record of the Common Stock, and, based upon information previously provided to the Registrant by depositories and brokers, the Registrant believes it has in excess of 500 beneficial owners.

          The Registrant has never paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future. The Registrant has been and continues to be prohibited under its revolving credit facility from paying cash dividends. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - Liquidity and Capital Resources."

ITEM 6.     SELECTED FINANCIAL DATA.

          The selected financial data for fiscal years 1995, 1994, 1993, 1992 and 1991 should be read in conjunction with the Consolidated Financial Statements and related notes and independent auditors report appearing elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                             YEAR ENDED JUNE 30,
                                               --------------------------------------------------------------------------------
                                                   1995            1994              1993              1992              1991
                                                   ----            ----              ----              ----              ----
                                                              (Dollars in thousands except per share data)
OPERATING STATEMENT DATA:
Net Sales ..................................  $   190,504     $   174,761       $   158,089        $   137,670       $  119,572
Cost of Goods Sold .........................      134,800         119,373           107,726             97,810           83,223
                                               ----------      ----------        ----------         ----------        ---------
Gross Profit ...............................       55,704          55,388            50,363             39,860           36,349
Selling, General, and
   Administrative Expenses .................       54,502          50,891            49,150             43,251           33,270
Loss Due to Impairment
   of Asset (1) ............................          400               -                 -                  -                -
                                              -----------      ----------        ----------         ----------        ---------
Income (Loss) From
   Operations...............................          802           4,497             1,213             (3,391)           3,079
Other Income (Expense):
   Interest Expense.........................       (1,425)           (503)             (584)            (1,037)            (749)
   Provision for Shareholder
      Settlement(2).........................           56          (1,252)                -                  -                -
   Other, Net...............................          (66)             (7)            1,060                 26              113
                                              -----------      ----------        ----------         ----------        ---------
(Loss) Income Before
   Income Taxes (Benefit) ..................         (633)          2,735             1,689             (4,402)           2,443
Income Taxes (Benefit)......................         (152)          1,008               561             (1,473)             879
                                              -----------      ----------        ----------         ----------        ---------
Net (Loss) Income Before
   Cumulative Effect of
   Change in Accounting
   Principle................................         (481)          1,727             1,128             (2,929)           1,564
Cumulative Effect of Change
   in Accounting Principle(3)...............            -              -                  -                442                -
                                              -----------      ----------        ----------         ----------        ---------
Net (Loss) Income   ........................ $       (481)    $     1,727 (2)   $     1,128        $    (2,487)      $    1,564
                                              ===========      ==========        ==========         ==========        =========

(Loss) Income per Common and
  Common Equivalent Share:
  Net (Loss) Income Before
     Cumulative Effect of
     Change in Accounting
     Principle(3)........................... $       (.13)     $      .46(2)    $       .30        $      (.79)      $      .42
  Cumulative Effect of
     Change in Accounting
     Principle (3) .........................           -                -                 -                .12                -
                                              -----------       ---------        ----------         ----------        ---------
  Net (Loss) Income ........................ $       (.13)     $      .46(2)    $       .30        $      (.67)      $      .42
                                              ===========       =========        ==========         ==========        =========

Pro Forma Amounts Assuming
   Change in Accounting
   Principle is Applied
   Retroactively (3):
   Net (Loss) Income.......................                                                         $   (2,929)      $    1,635
                                                                                                     =========        =========
   Net (Loss) Income Per
     Share.................................                                                         $     (.79)      $      .44
                                                                                                     =========        =========
Weighted Average Number of
     Shares Outstanding.....................        3,729           3,743             3,722              3,716            3,685
                                              ===========       =========        ==========          =========        =========

                                                                              YEAR ENDED JUNE 30,

                                                    1995             1994             1993               1992             1991
                                                    ----             ----             ----               ----             ----
                                                                            (Dollars in Thousands)
BALANCE SHEET DATA:
Current Assets .............................      $39,191         $ 41,642         $ 31,574           $ 36,368         $ 34,685
Current Liabilities ........................       29,107           27,997           19,858             29,974           25,680
Working Capital ............................       10,084           13,645           11,717              6,394            9,005
Total Assets ...............................       56,702           57,537           46,384             51,861           48,588
Borrowings Under Revolving
  Credit Agreement..........................        8,677            9,730            4,810             18,743           13,506
Current Installments of Long-Term
  Debt (included in Current
  Liabilities) .............................        2,674            1,238              682                 21               21
Long-Term Debt (excluding
   current installments)....................          908            3,575            3,273                534              555
Shareholders' Equity........................       21,396           21,933           19,181             18,044           20,471

STORE DATA:
Number of Stores Open
  at End of Period .........................           21               20               20                 20(4)            18(4)
Weighted Average Net
  Sales Per Store(5)(6).....................       $9,261         $  8,738          $ 8,038            $ 7,578         $  6,832

----------------
(1) The Loss Due to Asset Impairment in the amount of $400,000 in fiscal year 1995 relates to the return of the New MIS System to, and settlement with, the vendor thereof as a result of the unsuccessful installation and implementation of the New MIS System. See "ITEM 1. BUSINESS - Operations."

(2) Excluding the Provision for Shareholder Settlement, which was equivalent to approximately $788,000 or $.21 per share after taxes, Net Income would have been $2,515,000 or $.67 per share for fiscal year 1994. Based on the actual aggregate amount of claims made, the Registrant only issued 306,335 warrants to purchase its common stock out of a maximum number of 325,000 warrants available as part of the shareholder settlement. Accordingly, the Provision for Shareholder Settlement was adjusted in 1995 by a credit to income of $56,000. See "ITEM 3. LEGAL PROCEEDINGS." regarding the settlement in fiscal year 1994 of the consolidated class action against the Registrant.

(3) Effective July 1, 1991, the Registrant changed its accounting policy to include in inventory certain indirect costs associated with purchasing, handling and storage of inventories. Previously, the Registrant had expensed such costs as incurred. The pro forma amounts shown have been presented to reflect the accounting change as if the new method was applied retroactively to all years shown.





(4) Includes the Registrant's store located in Winter Park which was an outlet only for car audio and personal electronics products and which was closed in August 1992, but does not include the Registrant's new store opened in August 1992 in West Kendall, Florida.

(5) Weighted average net sales per store represents net sales for the period divided by the number of stores open during the period, weighted to account for stores open for only a portion of the period.

(6)      Excludes Winter Park store.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

         The following tables set forth for fiscal years ended June 30, 1995, 1994 and 1993 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                                                            PERIOD TO PERIOD
                                                 ITEMS AS A PERCENTAGE                     PERCENTAGE INCREASE
                                                     OF NET SALES                             / (DECREASE)
                                         ------------------------------------           ------------------------
                                                     YEARS ENDED                               YEARS ENDED
                                                       JUNE 30,                                  JUNE 30,
                                         ------------------------------------           ------------------------
                                          1995             1994          1993           1994-95          1993-94
                                          ----             ----          ----           -------          -------
Net Sales . . . . . . . . . . . . . . .  100.0%           100.0%        100.0%             9.0%            10.5%
Cost of Goods Sold . . . . . . . . . . .  70.8             68.3          68.1             12.9             10.8
                                         -----             ----          ----
Gross Profit . . . . . . . . . . . . . .  29.2             31.7          31.9              0.6             10.0
Selling, General and Admini-
  strative Expense . . . . . . . . . . .  28.6             29.1          31.1              7.1              3.5
Loss Due to Impairment of
 Asset. . . . . . . . . . . . . . . . .    0.2                -             -               **                -
                                         -----             ----          ----
Income (Loss) from
  Operations . . . . . . . . . . . . . .   0.4              2.6           0.8            (82.2)           270.6
Other Income (Expense):
  Interest Expense . . . . . . . . . . .  (0.7)            (0.3)         (0.4)           183.4            (14.0)
  Other, Net . . . . . . . . . . . . . .    *              (0.7)          0.7             99.2           (218.8)
                                         -----             ----          ----
(Loss) Income Before Income
  Taxes (Benefit) . . . . . . . . . . . .(0.3)              1.6           1.1           (123.1)            62.0
                                         =====             ====          ====
Net (Loss) Income . . . . . . . . . . . .(0.3)%             1.0%          0.7%          (127.8)%           53.2%
                                         =====             ====          ====

----------------
*    Negligible
**   Not meaningful

FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales for the fiscal year ended June 30, 1995, were approximately $190,504,000, an increase of approximately $15,743,000 or 9.0% over the prior fiscal year. The increase is primarily attributable to the introduction of personal computers to the product mix, the opening of the new Fort Myers store and the relocation and expansion of the Hollywood store. Comparable store net sales increased 5.9% in fiscal year 1995 compared to fiscal year 1994. The comparable store sales were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994. The Registrant's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Registrant has realized more of its net sales and operating income in the second quarter ending in December.

         Gross profit for fiscal year 1995 was approximately $55,703,000, an increase of approximately $315,000 or 0.6% over the prior fiscal year. Gross profit as a percentage of net sales decreased by 2.5% to 29.2% for the fiscal year ended June 30, 1995, as compared to the prior fiscal year. The decrease in gross profit percentage when compared to the prior fiscal year is attributable to competitive marketing strategies, reduced availability in certain audio and video products in the third and fourth quarters of fiscal 1995 and the introduction of personal computers to the product mix.

         Selling, general and administrative expense for the fiscal year ended June 30, 1995, was approximately $54,902,000, an increase of approximately $4,011,000 or 7.9% over the prior fiscal year. The overall increase includes a $400,000 provision for asset impairment (see note (7) of Notes to Consolidated Financial Statements) and a $197,000 write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore metropolitan area. The remaining increase is attributable to commissions on increased sales, expenses associated with the Registrant's entry into the personal computer business, changes in certain store level compensation programs, increased payroll related costs, increased depreciation and amortization expenses and costs associated with the unsuccessful implementation of the New MIS System. Even with the inclusion of the provision for asset impairment and the write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore market, selling, general and administrative expense as a percentage of net sales decreased to 28.8% from 29.1% in the prior fiscal year.

         During fiscal year 1994, the Registrant recorded a provision for shareholder settlement of $1,252,000 in connection with a global settlement of class actions filed against the Registrant and others. The provision for shareholder settlement reflected the value of the common stock purchase warrants, the Registrant's portion of the cash settlement and other expenses associated with the settlement. See "Fiscal 1994 Compared to Fiscal 1993" below. In 1995, this amount was reduced by $56,000 based upon the actual number of warrants issued.

         Interest expense for the fiscal year ended June 30, 1995, was $1,425,000, an increase of $922,000 from the prior fiscal year. The increase was primarily reflective of the increased borrowing under the Registrant's revolving credit facility, additional outstanding term loans and higher interest rates during fiscal 1995.

         For the fiscal year ended June 30, 1995, the effective income tax benefit was 24% and for fiscal year 1994 the effective income tax rate was 37%.

         Net loss for the fiscal year ended June 30, 1995, was approximately $481,000, or $.13 per share, compared to net income of approximately $1,727,000, or $.46 per share, for the prior fiscal year. The reduction in net income was primarily attributable to reduced gross profit margin on increased sales, increased depreciation and interest expenses, a provision for asset impairment and a write-off of expenses related to the postponement of expansion into Washington, D.C./Baltimore metropolitan area. Net income for the 1994 fiscal year was reduced by approximately $788,000, or $.21 per share, as a result of the aftertax effect of the shareholder settlement.

FISCAL 1994 COMPARED TO FISCAL 1993

         Net sales for the fiscal year ended June 30, 1994, were approximately $174,761,000, an increase of approximately $16,672,000 or 10.5% over the prior fiscal year. The increase is primarily attributable to successful promotions and new product offerings. Comparable store sales increased 9.8% in fiscal year 1994 compared to fiscal year 1993. The comparable store sales were adjusted to give effect to the West Kendall location opened during fiscal 1993, the temporary closure of the South Kendall store for approximately three months due to the effects of Hurricane Andrew in August 1992 and closure of the Winter Park location in August 1992, which sold only car audio and personal electronics.

         Gross profit for fiscal year 1994 was approximately $55,388,000, an increase of approximately $5,025,000 or 10.0% over the prior fiscal year. The dollar amount of the gross profit in the prior fiscal year was partially impacted by $740,000 of the proceeds from business interruption insurance received by the Registrant to compensate it for periods when its stores were not open as a result of Hurricane Andrew being reported as other income during fiscal 1993. If the stores had been operational, management estimates that this amount would have been included in gross profit. Gross profit as a percentage of net sales decreased by 0.2% to 31.7% for the fiscal year ended June 30, 1994 compared to the prior fiscal year. The slight decrease in gross profit percentage when compared to the prior fiscal year is primarily attributable to the product mix and marketing strategies in fiscal year 1994.

         Selling, general and administrative expense for the fiscal year ended June 30, 1994, was approximately $50,891,000, an increase of approximately $1,742,000 or 3.5% over the prior fiscal year. Selling, general and administrative expense as a percentage of net sales decreased to 29.1% from 31.1% in the prior fiscal year. The selling, general and administrative expense as percentage of net sales for fiscal 1993 was higher primarily as a result of Hurricane Andrew. The expenses of the closed stores caused by Hurricane Andrew were, for the most part, not variable and, accordingly, the selling, general and administrative expenses associated with the closed stores are included in the total expenses for fiscal year 1993, although no sales were being made when such stores were closed. However, insurance proceeds from business interruption insurance associated with Hurricane Andrew for recovery of gross profit and selling, general and administrative expense (net of deductible) were included in other income. In addition, in fiscal year 1993 professional fees and bad debt were relatively higher than in fiscal 1994. Selling, general and administrative expense on an absolute basis and as a percentage of net sales for fiscal 1994 was impacted as a result of the costs incurred in early fiscal 1994 associated with the Registrant's relocation of its warehouse distribution facility from its corporate headquarters to Deerfield Beach and throughout fiscal year 1994 for increased store personnel to facilitate sales and controls.

         Other income, net for fiscal year 1993 includes $740,000 of the business interruption insurance received by the Registrant and interest income of $278,000 resulting from interest accrued on tax refunds due the Registrant. As compared to the other income, net in fiscal 1993, the Registrant in the second quarter of fiscal 1994 recorded a provision for shareholder settlement of $1,252,000. On January 28, 1994, the Registrant signed the Stipulation to globally settle class actions filed in May 1992 against the Registrant and others. In connection with the settlement, the Registrant recognized a $1,252,000 charge reflecting the value of its common stock purchase warrants to be issued in connection with such settlement, the Registrant's portion of the cash settlement and other expenses associated with the settlement. See "ITEM 3. LEGAL PROCEEDINGS." and note (10) to Notes to Consolidated Financial Statements.

         Interest expense for the fiscal year ended June 30, 1994, was $503,000, a decrease of $81,000 from the prior fiscal year. The reduction is due to reduced levels of borrowing under the Registrant's revolving credit facility and term loan. See "Liquidity and Capital Resources" hereinbelow.

         Income before income taxes increased by $1,046,000 in the fiscal year ended June 30, 1994, as compared to the prior year. The increase in the income before income taxes during fiscal 1994 was after giving effect to the $1,252,000 provision for the shareholder settlement.

         For the fiscal years ended June 30, 1994 and 1993 the effective tax rates were 37% and 33%, respectively. The prior year's effective tax rate took into account state tax benefits from prior years.

         Net income for the fiscal years ended June 30, 1994 and 1993 was $1,727,000, or $.46 per share, and $1,128,000, or $.30 per share, respectively. The provision for shareholder settlement, net of income taxes, reduced net earnings by approximately $788,000 or $.21 per share for fiscal year 1994. Accordingly, excluding such charge, net income would have been $2,515,000 or $.67 per share, an increase of 123% over net income in the prior fiscal year. The higher net income in fiscal year 1994 was related to higher net sales, the maintenance of gross margins at a level higher than industry norms and the decrease of selling, general and administrative expense as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1995, the Registrant extended its then existing revolving credit facility (the "Revolving Credit Facility") with its bank, NationsBank of Florida, N.A. ("NationsBank"), to September 29, 1995, which expiration date was recently extended until October 13, 1995, in order to enable the Registrant and NationsBank to complete their negotiations to further extend and refinance such facility. On October 13, 1995, the Revolving Credit Facility was further extended and modified on the terms discussed hereinbelow (the "Extended Facility"). During fiscal year 1995 under the then terms of the Revolving Credit Facility, the Registrant was able to borrow up to $30,000,000 limited to a borrowing base equal to the sum of (a) 60% of eligible inventory, as defined, and (b) 75% of eligible accounts receivable, as defined. The foregoing borrowing availability was reduced by the total amount outstanding from time to time under the Term Loan discussed below. Borrowings under the Revolving Credit Facility bore interest at the Registrant's option based upon NationsBank's prime rate or a variable rate equal to NationsBank's thirty (30) day floating certificate of deposit rate plus 250 basis points.

         The Registrant had previously entered into a term loan facility with NationsBank (the "Term Loan") in February 1993, which was restructured as described below on October 13, 1995, as part of the extension and refinancing of the Revolving Credit Facility. During fiscal year 1995 the Term Loan, in the original principal amount of $3,600,000, bore interest at NationsBank's prime rate and originally provided for a four year term, with graduated monthly payments as follows: (i) $45,000 per month commencing March 31, 1993; (ii) $75,000 per month commencing March 31, 1994; and (iii) $90,000 per month commencing March 31, 1995 through February 28, 1997.

         The financing arrangements with NationsBank prior to being replaced by the Extended Facility were collateralized by, among other assets, the Registrant's accounts receivable, inventory, fixed assets and general intangibles. The credit agreement covering the Revolving Credit Facility and Term Loan (a) provided that the proceeds of the borrowings were used exclusively for general working capital needs, supporting the growth of accounts receivable and inventory, financing the issuance of standby letters of credit within the subfacility of $1,500,000 and the purchase of fixed assets in an amount not to exceed $5,200,000; (b) provided for, among other things, various affirmative and negative covenants and financial ratios, and various periodic reports, information and certifications; and (c) limited capital expenditures, additional debt and liens, lease rental obligations, mergers, acquisitions, investments and affiliated transactions and prohibited the repurchase of capital stock and the payment of cash dividends. See note (3) to Notes to Consolidated Financial Statements.

         The Extended Facility, which replaced on October 13, 1995, the Revolving Credit Facility and Term Loan, is a $20,000,000 credit facility comprised of a term loan facility in the amount of $6,680,000 and a revolving credit facility pursuant to which the Registrant is able to borrow, repay and reborrow up to $13,320,000 limited to a borrowing base equal to 65% of eligible inventory (as defined) in excess of $6,680,000. The borrowing availability under the revolving credit facility is reduced by the outstanding undrawn face amount of standby letters of credit issuable pursuant to a letter of credit subfacility of up to $1,200,000. The term loan facility bears interest at NationsBank prime rate plus 1.5% per annum and is repayable as follows: (i) monthly installments of principal in the approximate amount of $56,000 plus accrued interest payable on the first day of each month commencing November 1, 1995, through December 31, 1996 (the "Maturity Date"), (ii) a principal reduction payment of $723,000 due 45 days following the closing of the Extended Facility and (iii) a balloon principal payment of approximately $5,178,000 plus accrued and unpaid interest due on the Maturity Date. The revolving credit facility bears interest at NationBank's prime rate plus 1% per annum with monthly interest only installments payable until the Maturity Date, at which time the entire unpaid principal balance and accrued and unpaid interest thereon is due in full. The Registrant paid at closing a structuring and facility fee equal to 1.375% of the committed amount of the Extended Facility (the "Committed Amount") and is obligated to pay so long as the Extended Facility is outstanding the following additional fees: (a) 3/4% of the Committed Amount on February 28, 1996, (b) 1% of the Committed Amount on July 1, 1996; and (c) 1% of the Committed Amount on September 30, 1996.

         The financing arrangements under the Extended Facility are collaterized by, among other assets, the Registrant's accounts receivable, inventory, fixed assets, general intangibles, tax refund receivable and depository accounts. The credit agreement covering the Extended Facility provides for various affirmative and negative covenants which, among other things, require the Registrant to (i) maintain an interest coverage ratio of at least 1.5:1 as of closing, increasing to 2:1 as of January 31, 1996, 2.5:1 as of April 30, 1996, and 3:1 as of July 31, 1996, on a trailing 12 month basis tested monthly, (ii) maintain a fixed charge coverage ratio of at least 1.05:1 on a trailing 12 month basis tested monthly, (iii) maintain a tangible net worth of at least $19,500,000, (iv) maintain a ratio of total liabilities to tangible net worth of not more than 2:1 tested on a quarterly basis, (v) limit capital expenditures, additional debt and liens, lease rental obligations, mergers, acquisitions, investments and affiliate transactions and refrain from repurchasing capital stock and the paying of cash dividends, (vi) maintain a cash collateral depository account with NationsBank where the Registrant shall deposit all cash receipts and other collections which will be applied on a daily basis against outstanding borrowings under the revolving credit facility and (vii) provide various periodic reports, financial statements, information and certificates. See note 12 to Notes to Consolidated Financial Statements.

         On May 4, 1994, the Registrant had obtained a five year term loan of approximately $1,608,000 from General Electric Capital Corporation ("GECC") for the purpose of financing the majority of its New MIS System and related communications equipment. The interest rate under the GECC financing is based upon a short term commercial paper rate plus 259 basis points. The Registrant has the option to convert to a fixed interest rate loan based on certain Treasury Note rates tied to the then remaining term of the loan plus 310 basis points. The GECC financing is repayable in 60 consecutive monthly installments of principal and interest originally in the approximate amount of $31,000 each and a final installment of unpaid principal and interest due on May 1, 1999. The repayment of such financing was originally collateralized by the New MIS System and related communication equipment. As part of the return of the New MIS System to and the settlement reached with the vendor thereof, the outstanding principal amount of the GECC financing was reduced to $575,000 and, as a result, is now repayable in consecutive monthly installments of principal and interest in the approximate amount of $13,800 each. The remaining unpaid balance of such financing remains collateralized by certain computer equipment. See "ITEM 1. BUSINESS - Operations" and note 3(b) to Notes to Consolidated Financial Statements.

         The Registrant had working capital of approximately $10,084,000 as of June 30, 1995, a decrease of approximately $3,561,000 from June 30, 1994. The decrease in working capital between fiscal years was a result, in part, of the net loss of the Registrant, the increases by approximately $693,000 and $1,400,000, respectively, of trade payables (including cash overdraft) and current installments of long-term debt, respectively (offset in part by a decrease of approximately $1,052,000 in borrowings under the Revolving Credit Facility), and the reduction in the Registrant's inventory. The decrease in the Registrant's inventory by $3,371,000 as of June 30, 1995, as compared to June 30, 1994, is primarily attributable to the Registrant's implementing an inventory reduction program commencing in the third quarter of fiscal 1995 in order to reduce the level of inventory required to support the Registrant's sales volume and to improve inventory turns.

         Interest rates under the Revolving Credit Facility and Term Loan fluctuated between 7.25% and 9.0% during fiscal year 1995. As of June 30, 1995, the outstanding borrowings under the Revolving Credit Facility were $8,677,413 and under the Term Loan were $1,800,000. Over the past several years, trade creditors have shortened the period by which payment must be made in order to be eligible for cash or payment discounts. Accordingly, the Registrant has used its short term bank financing in part to take advantage of such discounts.

         The Registrant's ownership of its former Ft. Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $492,000 at June 30, 1995. See "ITEM 2. PROPERTIES." Such loan bears interest at the rate of 1/2 of 1% above the prime rate of such lender (such lender's prime rate was 9.0% at June 30, 1995) and is payable in one hundred ninety consecutive monthly installments of principal in the amount of $1,779 each, together with accrued interest, and in one balloon principal payment of approximately $428,300, together with any accrued and unpaid interest, due on July 12, 1998.

         The Registrant currently believes that funds from the Registrant's operations combined with borrowings available under its Extended Facility with NationsBank and vendor and floor plan financing arrangements will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 1996. However, the Registrant would need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any material expansion program beyond fiscal year 1996.

IMPACT OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

         In addition, the Registrant does not believe that either inflation or foreign currency fluctuations has had a material impact upon its operating results because technological advances in the products sold by the Registrant and changes in the components of products, together with increased competition among the Registrant's vendors, have kept the product prices stable. Where the prices of products have increased, the Registrant has generally been able to pass on such increases to its customers.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-21 and S-1 herein are filed as part of this report and incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11.    EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

         Incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1. and 2. The financial statements and the required financial statement schedule listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule at page F-1 herein are filed as part of this report.

         (a)      3. The exhibits listed in the Exhibit Index to the
         Exhibit Volume accompanying this report are filed with or incorporated by reference as part of this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1995. However, on August 10, 1995, a Form 8-K, dated August 9, 1995, of the
         Registrant, was filed reporting in Item 5 thereof, among other things, that the Registrant had voluntarily agreed with the SEC to an entry of a cease and desist order by the SEC on August 9, 1995, concerning the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and Quarterly Reports on Form 10-Q for the quarters ended September 30 and December
         31, 1991.  See "ITEM 3. LEGAL PROCEEDINGS."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of October, 1995.

                                                  Sound Advice, Inc.

                                                  By:  \s\ PETER BESHOURI
                                                  ------------------------------
                                                  Peter Beshouri, Chairman of
                                                  the Board, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----

\s\ PETER BESHOURI            Chairman of the Board,
------------------     President and Chief Executive Officer
Peter Beshouri             (Principal Executive Officer)        October 16, 1995

                                     Director,
\s\ MICHAEL BLUMBERG           Senior Vice President
--------------------                    and
Michael Blumberg                     Secretary                  October 16, 1995

\s\ GREGORY STURGIS
-------------------
Gregory Sturgis                      Director                   October 16, 1995

\s\ JOSEPH PICCIRILLI
---------------------
Joseph Piccirilli                    Director                   October 16, 1995

\s\ G. KAY GRIFFITH                  Director,
-------------------          Executive Vice President
G. Kay Griffith         and Chief Administrative Officer        October 16, 1995

\s\ RICHARD W. MCEWEN
---------------------
Richard W. McEwen                    Director                   October 16, 1995

                             Chief Financial Officer
\s\ KENNETH L. DANIELSON          and Treasurer
------------------------    (Principal Financial and
Kenneth L. Danielson            Accounting Officer)             October 16, 1995

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements:
      Consolidated Balance Sheets                                           F-3
      Consolidated Statements of Operations                                 F-5
      Consolidated Statements of Changes in Shareholders' Equity            F-6
      Consolidated Statements of Cash Flows                                 F-7
      Notes to Consolidated Financial Statements                            F-9

Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts                       S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

September 28, 1995, except as to
  note 12, which is as of
  October 13, 1995


                       SOUND ADVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1995 and 1994

                              ASSETS                                                           1995                        1994
                              ------                                                           ----                        ----
Current assets:
     Cash                                                                                  $     46,950                      44,992
     Receivables:
        Vendors                                                                               4,232,746                   3,906,918
        Trade                                                                                 1,010,135                     781,614
        Employees                                                                               280,755                     216,778
                                                                                           ------------                ------------
                                                                                              5,523,636                   4,905,310

        Less allowance for doubtful accounts                                                   (470,000)                   (460,000)
                                                                                           ------------                ------------
                                                                                              5,053,636                   4,445,310

     Inventories                                                                             31,758,744                  35,129,665
     Prepaid and other current assets                                                         1,242,569                   1,211,132
     Deferred tax assets                                                                        537,308                     443,000
     Prepaid income taxes                                                                       551,683                     368,000
                                                                                           ------------                ------------

                   Total current assets                                                      39,190,890                  41,642,099

Property and equipment, net                                                                  15,063,283                  14,258,143

Property under capital lease, net                                                               795,630                        --

Deferred tax asset, net                                                                       1,003,157                     812,308

Other assets                                                                                    453,698                     604,822

Goodwill, net                                                                                   195,341                     219,791
                                                                                           ------------                ------------

                                                                                           $ 56,701,999                  57,537,163
                                                                                           ============                ============

See accompanying notes to consolidated financial statements.


               LIABILITIES AND SHAREHOLDERS' EQUITY                                                    1995                  1994
               ------------------------------------                                                    ----                  ----
Current liabilities:
     Borrowings under revolving credit agreement                                                   $ 8,677,413             9,729,685
     Accounts payable                                                                               11,091,255             9,809,147
     Cash overdraft                                                                                  1,234,066             1,823,256
     Accrued liabilities                                                                             5,430,521             5,397,283
     Current installments of long-term debt                                                          2,673,570             1,237,785
                                                                                                   -----------           -----------

                   Total current liabilities                                                        29,106,825            27,997,156

Long-term debt, excluding current installments                                                         907,913             3,574,868
Capital lease obligation                                                                               821,277                  --
Other liabilities and deferred credits                                                               4,469,969             4,032,297
                                                                                                   -----------           -----------

                                                                                                    35,305,984            35,604,321
                                                                                                   -----------           -----------
Shareholders' equity:

     Common stock; $.01 par value.  Authorized 10,000,000 shares;
        issued and outstanding 3,728,894 shares in 1995 and 1994                                        37,289                37,289
     Additional paid-in capital                                                                     11,058,655            11,114,655
     Retained earnings                                                                              10,300,071            10,780,898
                                                                                                   -----------           -----------

                   Total shareholders' equity                                                       21,396,015            21,932,842

Commitments and contingencies                                                                      -----------           -----------

                                                                                                   $56,701,999            57,537,163
                                                                                                   ===========           ===========

See accompanying notes to consolidated financial statements


                       SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     For each of the years in the three-year
                           period ended June 30, 1995

                                                                                  1995                  1994               1993
                                                                                  ----                  ----               ----
Net sales                                                                     $ 190,503,745         174,760,907         158,088,736
Cost of goods sold                                                              134,800,287         119,372,566         107,725,572
                                                                              -------------       -------------       -------------

               Gross profit                                                      55,703,458          55,388,341          50,363,164

Selling, general and administrative expense                                      54,501,903          50,891,343          49,149,723
Loss due to impairment of asset                                                     400,000                --                  --
                                                                              -------------       -------------       -------------

               Income from operations                                               801,555           4,496,998           1,213,441

Other income (expense):
     Other income (expense)                                                         (65,529)             (6,774)            781,973
     Interest income                                                                   --                  --               277,836
     Interest expense                                                            (1,424,693)           (502,730)           (584,286)
     Provision for shareholder settlement                                            56,000          (1,252,000)               --
                                                                              -------------       -------------       -------------

               (Loss) income before income taxes (benefit)                         (632,667)          2,735,494           1,688,964

Income taxes (benefit)                                                             (151,840)          1,008,350             561,300
                                                                              -------------       -------------       -------------

               Net (loss) income                                              $    (480,827)          1,727,144           1,127,664
                                                                              =============       =============       =============

Common and common equivalent per share amounts:

               Net (loss) income per share                                    $        (.13)                .46                 .30
                                                                              =============       =============       =============

Weighted average number of shares outstanding                                     3,728,894           3,742,861           3,722,469
                                                                              =============       =============       =============


See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For each of the years in the three-year
                           period ended June 30, 1995

                                                                                           ADDITIONAL      RETAINED
                                                                COMMON        COMMON         PAID-IN       EARNINGS
                                                             STOCK SHARES     STOCK          CAPITAL        (LOSS)          TOTAL
                                                             ------------     ------       ----------      --------         -----
Balance, June 30, 1992                                         3,718,894   $    37,189     10,080,757      7,926,090     18,044,036

     Net income                                                     --            --             --        1,127,664      1,127,664

     Proceeds for paid-in capital                                   --            --            8,998           --            8,998
                                                             -----------   -----------    -----------    -----------    -----------

Balance, June 30, 1993                                         3,718,894        37,189     10,089,755      9,053,754     19,180,698

     Net income                                                     --            --             --        1,727,144      1,727,144

     Issuance of common stock                                     10,000           100         49,900           --           50,000

     Common stock warrant valuation                                 --            --          975,000           --          975,000
                                                             -----------   -----------    -----------    -----------    -----------

Balance, June 30, 1994                                         3,728,894        37,289     11,114,655     10,780,898     21,932,842

     Net loss                                                       --            --             --         (480,827)      (480,827)

     Adjustment to common stock warrant
        valuation                                                   --            --          (56,000)          --          (56,000)
                                                             -----------   -----------    -----------    -----------    -----------

Balance, June 30, 1995                                         3,728,894   $    37,289     11,058,655     10,300,071     21,396,015
                                                             ===========   ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                       SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For each of the years in the three-year
                           period ended June 30, 1995

                                                                                    1995                 1994                1993
                                                                                    ----                 ----                ----
Net cash flows from operating activities:
     Net (loss) income                                                          $  (480,827)          1,727,144           1,127,664
     Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                          3,322,041           2,788,200           2,774,459
           Provision for asset impairment                                           400,000                --                  --
           Deferred income taxes                                                   (285,157)           (211,905)           (511,600)
           Loss on disposition of assets                                             65,529              19,669               7,377
           Common stock warrant valuation                                           (56,000)            975,000                --
           Changes in operating assets and liabilities:
                  (Increase) decrease in:
                   Receivables                                                     (608,326)           (222,390)          1,540,275
                   Inventories                                                    3,370,921          (9,857,960)          1,529,821
                   Prepaid and other current assets                                 684,391            (755,257)            254,183
                   Prepaid income taxes                                            (183,683)          1,205,055           1,500,482
                   Other assets                                                      15,096            (262,978)             22,447
                  Increase (decrease) in:
                   Accounts payable                                               1,282,108           3,115,900           2,388,214
                   Accrued liabilities                                               33,238           1,371,467             768,144
                   Other liabilities                                                437,672             (40,289)            763,872
                                                                                -----------         -----------         -----------

                   Net cash provided by (used in) operating
                       activities                                                 7,997,003            (148,344)         12,165,338
                                                                                -----------         -----------         -----------

Investing activities:
     Capital expenditures                                                        (5,115,790)         (3,861,758)         (1,608,943)
                                                                                -----------         -----------         -----------

                   Net cash used in investing activities                         (5,115,790)         (3,861,758)         (1,608,943)
                                                                                -----------         -----------         -----------

Financing activities:
     Net (repayments) borrowings under revolving credit
        agreement                                                                (1,052,272)          4,919,287         (13,933,009)
     Repayments of long-term debt                                                (1,231,170)           (749,483)           (200,980)
     Increase in cash overdraft                                                    (589,190)         (1,823,256)
     Reduction in capital lease obligation                                           (6,623)               --                  --
     Proceeds from issuance of long-term debt                                          --             1,607,661           3,600,000
     Proceeds from issuance of common stock                                            --                50,000                --
     Proceeds for paid-in capital                                                      --                  --                 8,998
                                                                                -----------         -----------         -----------

                   Net cash (used in) provided by financing
                       activities                                                (2,879,255)          4,004,209         (10,524,991)
                                                                                -----------         -----------         -----------


                       SOUND ADVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                             1995                    1994                   1993
                                                                             ----                    ----                   ----
Increase (decrease) in cash                                               $     1,958                 (5,893)                31,404

Cash, beginning of year                                                        44,992                 50,885                 19,481
                                                                          -----------             ----------             ----------

Cash, end of year                                                         $    46,950                 44,992                 50,885
                                                                          ===========             ==========             ==========
Supplemental disclosures of cash flow information:
        Interest paid                                                     $ 1,281,687                496,608                561,011
                                                                          ===========             ==========             ==========

        Income taxes paid, net of refunds                                 $   317,000                 98,496               (700,000)
                                                                          ===========             ==========             ==========

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1994 and 1993

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    DESCRIPTION OF BUSINESS

                Sound Advice, Inc. and subsidiaries (the "Company") operate in a single business segment, the retailing and servicing of home and car audio systems, video products, cellular telephones, personal computers and other personal electronics, home entertainment furniture and related customized services and accessories. Its operations are conducted in Florida through 21 stores and three support centers.

         (B)    BASIS OF PRESENTATION

                The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)    RECEIVABLES

                Receivables from vendors consist of cooperative advertising and other amounts earned based on annual promotional and market development agreements under various incentive programs. The funds received under these programs are determined based upon the Company's level of purchases and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are applied against product cost or recorded as a reduction of advertising expense. Also, included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from cellular activation providers, credit card and finance companies resulting from customer purchases.

         (D)    INVENTORIES

                Merchandise and service parts inventories are stated at the lower of cost or market. Cost is determined using a moving average which approximates the first-in, first-out method, and is recorded net of volume and purchase discounts and rebates.

                The Company allocates to inventory certain indirect costs associated with purchasing, hauling and storage of inventories. For the years ended June 30, 1995 and 1994, allocated purchasing, hauling and storage costs were $3,975,000 and $3,675,000, respectively, with $988,000 and $860,000, respectively, remaining in inventory.

         (E)    PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets or the remaining lease terms for leasehold improvements, whichever is shorter.

                                       F-9                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                The depreciable lives of property and equipment are as follows:

                Building                       30 years
                Furniture and equipment        5 to 7 years
                Display fixtures               7 years
                Leasehold improvements         Shorter of lease term or 15 years
                Vehicles                       5 years

         (F)    INCOME TAXES

                The Company has adopted Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES. Statement No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         (G)    PREOPENING COSTS

                Costs incurred in the opening of new stores are capitalized and amortized over a one-year period following the opening of each new store. Amortization of preopening costs was approximately $94,500, $24,000 and $402,800 for the years ended June 30, 1995,
                1994 and 1993, respectively.

         (H)    NET INCOME (LOSS) PER SHARE

                Net income (loss) per share is computed by dividing net income
                (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents in 1994 and 1993 represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. Common stock equivalents are not included in net income (loss) per share in 1995 because they are anti-dilutive.

         (I)    GOODWILL

                Goodwill is amortized straight-line over 15 years. Goodwill is presented net of accumulated amortization of $171,409 and $146,959 at June 30, 1995 and 1994, respectively.

         (J)    EXTENDED WARRANTY SERVICE CONTRACTS

                The Company offers extended warranty service contracts on most of its products, on behalf of an unrelated third party, which are on a nonrecourse basis to the Company. The Company includes revenues from the sale of extended warranty contracts in net sales and cost of goods sold for the amounts due the third party for the cost for such contracts at the time of sale as the earnings process has been completed. Revenues from the sale of such contracts represent approximately 5 to 6 percent of consolidated net sales in 1993 through 1995. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Company's other products.

                                      F-10                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (K)    SALES INCENTIVE PROGRAM

                From 1986 through February 1993 and July 1994 through June 30, 1995, the Company offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract toward the future purchase of merchandise if the purchaser did not utilize the contract during its term. The total amount of extended warranty contracts sold from 1986 through February 1993 and July 1994 through June 1995 was approximately $33 million and $10 million, respectively. The Company records a liability (included in accrued liabilities and other liabilities and deferred credits) at the time of sale for the estimated amount of future redemptions. At June 30, 1995 and 1994, the recorded liability for such redemptions was approximately $1,830,000 and $1,761,000, respectively.

         (L)    ACCRUED RENT

                Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheet. At June 30, 1995 and 1994, the recorded liability for accrued rent was approximately $2,317,000 and $2,034,000, respectively.

         (M)    SELF-INSURANCE LIABILITY

                The Company is self-insured, up to certain limits, for employee group health and workers' compensation benefits and, accordingly, accrues for unpaid claims and associated expenses including incurred but not reported losses.

         (N)    CUSTOMER DEPOSITS

                Included in accrued liabilities at June 30, 1995 and 1994 is approximately $2,168,000 and $1,917,000, respectively, of customer deposits on future sales orders.

         (O)    RECLASSIFICATIONS

                Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentations.

                                      F-11                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                       1995              1994
                                                       ----              ----
         Land                                        $521,465           521,465
         Building                                     434,605           434,605
         Furniture and equipment                    7,814,945         8,044,226
         Leasehold improvements                    14,236,432        12,003,332
         Display fixtures                           4,799,236         3,934,506
         Vehicles                                     964,323         1,002,714
                                                  -----------       -----------
                                                   28,771,006        25,940,848
         Less accumulated depreciation            (13,707,723)      (11,682,705)
                                                  -----------       -----------
         Property and equipment, net              $15,063,283        14,258,143
                                                  ===========       ===========

         Depreciation expense approximated $3,129,000, $2,735,000 and $2,266,000 for the year ended June 30, 1995, 1994 and 1993, respectively.

(3)      DEBT

         (A)    REVOLVING CREDIT AGREEMENT

                On December 28, 1993, the Company entered into an Amended and Restated Revolving Credit Agreement ("Revolving Credit Agreement") with a bank through March 31, 1995, which was extended to and refinanced on October 13, 1995 (see note 12). Under the Revolving Credit Agreement, the Company may borrow up to $30 million (which includes a letter of credit subfacility for $1,500,000), limited to a borrowing base equal to the sum of
                (i) 60 percent of eligible inventory, as defined, and (ii) 75 percent of eligible accounts receivable, as defined. The availability under the Revolving Credit Agreement is reduced by the total amount outstanding from time to time under the term loan and standby letters of credit (see below). Interest is based, at the option of the Company, on the bank's prime rate or a variable rate equal to the bank's 30 day floating certificate of deposit rate plus 2.5 percent.

                The Revolving Credit Agreement contains various affirmative and negative covenants requiring the Company to (i) maintain a ratio of total liabilities to tangible net worth plus subordinated debt of not more than 2.25 to 1; (ii) maintain tangible net worth greater than $17.5 million, and (iii) maintain a cash flow ratio, as defined, of not less than 1.25 to 1 on a quarterly basis. There are also restrictive covenants including those covering the amount of dividends, lease obligations, the incurrence of additional debt and the amount of capital expenditures and acquisitions.

                Borrowings under the Revolving Credit Agreement are collateralized by the Company's accounts receivable, inventories, property and equipment and general intangibles. The Company is also permitted to provide a corporate guaranty of up to $50,000 in the aggregate to guarantee loans to employees.

                The effective interest rate under the foregoing financing arrangement at June 30, 1995, 1994 and 1993 was 9 percent, 6.8 percent and 5 percent, respectively.

                                      F-12                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (B)    LONG-TERM DEBT

                Long-term debt consists of the following:

                                                        1995              1994
                                                        ----              ----
                Term loan                            $1,800,000        2,760,000
                Promissory note                       1,289,704        1,539,546
                Mortgage note                           491,779          513,107
                                                     ----------       ----------
                           Total                      3,581,483        4,812,653

                Less current installments             2,673,570        1,237,785
                                                     ----------       ----------

                Long-term debt, excluding current
                  installments                       $  907,913        3,574,868
                                                     ==========       ==========

                On February 26, 1993, the Company entered into an agreement with a bank to provide for a term loan in an aggregate principal amount of $3,600,000 due February 28, 1997. Principal payments under the term loan are due in 48 consecutive monthly installments, plus interest at the bank's prime rate, as follows: (i) $45,000 per month commencing March 31, 1993; (ii) $75,000 per month commencing March 31, 1994, and (iii) $90,000 per month commencing March 31, 1995 through February 28, 1997. The term loan is collateralized under the same terms as the Revolving Credit Agreement. In connection with the refinancing discussed in (a) above, this loan was replaced with a new term loan facility on October 13, 1995 (see note 12).

                On May 4, 1994, the Company entered into a five year promissory note for the purpose of financing its new retail management information system. The promissory note is repayable in equal monthly installments based upon a short-term commercial paper rate plus 2.6 percent. The Company has the option to convert to a fixed interest rate loan based on certain Treasury note rates tied to the then-remaining term of the loan plus 3.1 percent. Borrowings under the promissory note are collateralized by certain computer equipment. In connection with the return of the new management information system (see note 7), the outstanding obligation under this loan was reduced to approximately $575,000 in July 1995. The related monthly payment amounts were reduced to amortize the loan balance over the remainder of the five-year period.

                The mortgage note is repayable in monthly installments of $1,779, including interest at the lender's prime rate plus .5 percent with a balloon payment due July 12, 1998. The loan is secured by land, building and improvements with a net book value of approximately $862,000 at June 30, 1995.

                The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1995 are as follows:

                         YEAR ENDED                          AMOUNT
                         ----------                          ------
                            1996                           $2,673,570
                            1997                              153,367
                            1998                              164,780
                            1999                              589,766
                                                           ----------
                            Total                          $3,581,483
                                                           ==========

                                      F-13                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (C)    LETTERS OF CREDIT

                The Company has standby letters of credit, in the aggregate of approximately $900,000, with a maturity of 1996, primarily supporting self-insurance reserves that were not drawn upon as of June 30, 1995.

(4)      INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                               YEARS ENDED JUNE 30,
                                   ------------------------------------------
                                      1995            1994             1993
                                      ----            ----             ----
          Current:
             Federal                 $89,702       1,130,218        1,072,900
             State                    43,615          90,037             -
                                   ---------       ---------        ---------
                                     133,317       1,220,255        1,072,900

          Deferred                  (285,157)       (211,905)        (511,600)
                                   ---------       ---------        ---------
                   Total           $(151,840)      1,008,350          561,300
                                   =========       =========        =========

         The provision (benefit) for deferred income taxes consists of the following:

                                      1995           1994             1993
                                      ----           ----             ----
         Accrued rent expense      $(106,449)      (117,406)        (129,979)
         Provision for
           redemption rights          26,049        104,904         (194,511)
         Provision for doubtful
            accounts                  (5,682)       (20,785)         129,633
         Preopening expenses          60,667         13,666         (124,938)
         Valuation allowance          20,000           -                -
         Inventory adjustments       (47,414)          -              30,589
         Accelerated
            depreciation            (246,477)      (191,537)         (72,955)
         Prepaid expenses           (196,849)        55,972          (70,650)
         Other                       210,998        (56,719)         (78,789)
                                   ---------       --------         --------
                 Total             $(285,157)      (211,905)        (511,600)
                                   =========       ========         ========

         The reconciliation of the Federal statutory rate and the Company's effective tax rate is as follows:

                                                 YEARS ENDED JUNE 30,
                                         -------------------------------------
                                          1995           1994             1993
                                          ----           ----             ----
          Statutory income tax rate      (34.0)%         34.0%            34.0%
          Effect of state taxes            (.2)           1.3               -
          Nondeductible expenses           8.8            1.0              1.5
          Provision for valuation
            allowance                      1.4             -                -
          Other                             -              .6             (2.3)
                                         -----           ----             ----
               Effective income
                  tax rate               (24.0)%         36.9%            33.2%
                                         =====           ====             ====

                                      F-14                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1995 are as follows:

                                          ASSETS      LIABILITIES        TOTAL
                                          ------      -----------        -----
          Accelerated depreciation      $    -         (213,347)       (213,347)
          Allowance for warranty
            redemptions                   718,910          -            718,910
          Accrued rent expense            906,470          -            906,470
          Allowance for doubtful
            accounts                      190,138          -            190,138
          Inventory adjustments           122,937          -            122,937
          Preopening expenses                -          (81,818)        (81,818)
          Prepaid advertising                -         (107,708)       (107,708)
          Legal settlement expense         49,151          -             49,151
          Valuation allowance            (207,280)         -           (207,280)
          Prepaid expenses                   -          (23,950)        (23,950)
          Deferred gain on sale            54,321          -             54,321
          Other                           132,641          -            132,641
                                       ----------      --------       ---------
                    Total              $1,967,288      (426,823)      1,540,465
                                       ==========      ========       =========

(5)      SHAREHOLDERS' EQUITY

         (A)    STOCK OPTION PLAN

                During 1995, the Company amended its stock option plan and increased the number of shares reserved for issuance to 750,000. The amended stock option plan provides for the issuance of either incentive stock options or non-qualified stock options. The exercise price of incentive stock options shall not be less than the fair market value per share on the date of grant. The exercise price of any non-qualified stock options shall not be less than 85 percent of the fair market value per share on the date of grant. For each of the years ended June 30, 1995, 1994 and 1993, the option price represents the fair market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the stock option plan after November 10, 2001. At June 30, 1995, the Company had 689,000 shares of common stock available for issuance under the stock option plan. No options have been granted subsequent to the amendment of the plan.

                                      F-15                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Changes in the number of shares subject to option and option prices are summarized as follows:

                                                  SHARES               PRICE
                                                  ------               -----
                Outstanding, June 30, 1992       115,750          $ 5.45 - 10.48
                  Granted                         23,000            4.20 - 4.76
                  Exercised                         -                    -
                  Canceled                       (27,750)           5.45 - 6.25
                                                 -------

                Outstanding, June 30, 1993       111,000            4.20 - 10.48
                  Granted                         51,000                6.29
                  Exercised                         -                    -
                  Canceled                        (7,000)           5.45 - 5.98
                                                 -------

                Outstanding, June 30, 1994       155,000            4.20 - 10.48
                  Granted                         45,000                5.96
                  Exercised                         -                    -
                  Canceled                       (58,500)           4.20 - 8.04
                                                 -------

                Outstanding, June 30, 1995       141,500
                                                 =======

                 Exercisable                     141,500
                                                 =======

                 Available for future grants     547,500
                                                 =======

         (B)    WARRANTS

                A former director of the Company has been issued warrants to purchase the Company's common stock as follows:

                      ISSUED         SHARES         PRICE         EXPIRATION
                      ------         ------         -----         ----------
                   November 1991     10,000        $ 8.78        October 1996
                   July 1992         10,000          3.99        June 1997

                During 1994, the former director exercised a warrant to purchase 10,000 shares of common stock for an aggregate exercise price of $50,000.

                                      F-16                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. Although no contributions were made in 1995, contributions totaling $50,000 and $12,000 were made during 1994 and 1993, respectively.

(7)      PROVISION FOR ASSET IMPAIRMENT

         During fiscal 1995, the Company was unable to successfully complete the implementation of a new management information system purchased in the latter part of fiscal 1994. A provision of $400,000 for loss on impairment of these assets was recorded in March 1995. The Company reached a settlement with the vendor for return of the new management information system in July 1995. The value of the assets returned and amount of financing repaid from the settlement proceeds have been included in prepaid and other current assets and current installments of long-term debt, respectively, in the June 30, 1995 consolidated balance sheet.

(8)      INSURANCE RECOVERY

         During August 1992, Hurricane Andrew damaged certain facilities of the Company. In 1993, the Company received its claim for property and inventory damage and business interruption insurance of $1,800,000. Of this amount, $740,000 related to business interruption has been included in other income in the consolidated statements of operations in 1993.

(9)      LEASE COMMITMENTS

         All (but one) of the Company's facilities, including distribution centers, temporary storage, installation facilities and stores, are leased under long-term leases accounted for as operating leases. In addition, the Company leases office equipment and vehicles. The leases generally contain provisions for increases based on the Consumer Price Index, and contain options, for periods of up to 15 years, to renew at the then fair rental value. The Company also leases a building under a capital lease.

                                      F-17                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1995 and the capital lease payments are as follows:
                                                   CAPITAL          OPERATING
          YEAR ENDED                                LEASE             LEASES
          ----------                               -------          ---------
             1996                                $  162,396          5,364,826
             1997                                   162,396          4,934,530
             1998                                   162,396          4,856,846
             1999                                   162,396          4,486,990
             2000                                   162,396          3,961,273
             Thereafter                           2,341,209         19,623,752
                                                 ----------        -----------
                Total minimum lease payments      3,153,189        $43,228,217
                                                                   ===========
                Less amount representing
                  interest (at an effective
                  interest rate of
                  approximately 19%)             (2,327,501)
                                                 ----------

                     Present value of net
                       minimum capital lease
                       payments                     825,688

                Less current installments of
                  obligations under capital
                  lease                              (4,411)
                                                 ----------
                     Obligations under
                       capital lease,
                       excluding current
                       installments              $  821,277
                                                 ==========

         Total rental expense under the noncancelable operating leases, included in selling, general and administrative expenses in the accompanying consolidated statements of operations was approximately $6,123,000, $5,971,000 and $5,780,000 in 1995, 1994 and 1993, respectively.

         In June 1994, the Company entered into a limited partnership agreement with a development company in connection with the acquisition and development of a parcel of land in Lee County, Florida. The Company was a 40 percent limited partner and made capital contributions of approximately $250,000. This limited partnership was formed to develop a retail commercial building for its Fort Myers retail store. The Company has agreed to lease the building for a period of 20 years and has recorded a portion of the Fort Myers lease as a capital lease. In April 1995, the land and building was sold by the limited partnership. The Company's portion of the gain on sale is being amortized over the life of the lease.

         Property under capital lease includes the following amounts in the accompanying financial statements:

                                                                   ESTIMATED
                                                   1995           USEFUL LIFE
                                                   ----           -----------
           Building                              $685,000           20 years
           Furniture and equipment                142,900            7 years
                                                 --------
                 Subtotal                         827,900
           Less accumulated depreciation          (32,270)
                                                 --------
                 Total                           $795,630
                                                 ========

                                      F-18                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)     SHAREHOLDERS' SETTLEMENT

         In May 1992, two substantially similar actions were filed, each as a purported class action, against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida. Each complaint alleged that the Company and the individual defendants issued or caused to be issued, false and misleading financial information with respect to the operations of the Company during the fiscal year ended June 30, 1991 and the first two quarters of fiscal 1992.

         In January 1994, the Company and other defendants entered into a settlement agreement to globally settle the two class actions filed in 1992. The terms of the settlement required the payment of $1,790,000 in cash, of which the Company was to pay a maximum of $150,000, and the issuance of warrants to purchase up to 325,000 shares of common stock, valued at $3.00 per warrant. The warrants are exercisable for four years from June 15, 1995 at an exercise price of $8.70 per share. In 1994, the Company recognized a $1,252,000 charge reflecting the value of the warrants, the Company's portion of the cash settlement and other expenses associated with the settlement. In 1995, a $56,000 reduction in the settlement was recorded since the actual number of warrants issued was only 306,335.

(11)     COMMITMENT AND CONTINGENCIES

         (A)    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

                In October 1992, the Company became aware that the United States Securities and Exchange Commission (SEC) was conducting a private formal investigation pursuant to section 21(a) of the Securities and Exchange Act of 1934 arising from certain allegations made by a former employee of the Company in April 1992, asserting that the Company's financial statements for certain fiscal periods prior to June 30, 1992, included intentional misstatements. In that regard, the board of directors had engaged in 1992, a law firm to serve as special counsel to investigate the allegations. As a result of the report of special counsel and the Company's own internal review of its financial records, the Company has previously restated in 1992, its 1988 through 1991 consolidated financial statements. The SEC has recently completed its investigation and the Company has voluntarily agreed with the entry of a cease and desist order by the SEC on August 9, 1995, concerning its Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in such order had been materially misstated. The cease and desist order prohibits the Company from violating certain provisions of the securities laws that require public Companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. The Company neither admitted or denied any wrong doing and no censure, fine or penalty was involved.

                                      F-19                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (B)    BONUS PLAN

                During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the Board of Directors. During 1995, no bonus amounts were earned under the plan.

         (C)    EMPLOYMENT AGREEMENTS

                Two of the Company's officers had employment agreements which expired on June 30, 1995, which provided for aggregate annual base salaries of $611,050 for each of the fiscal years ending June 30, 1995, 1994 and 1993. For the year ended June 30, 1993, the employment agreements provided for annual aggregate bonuses equal to 6 percent of the Company's net income before income taxes and extraordinary items in excess of $7 million without taking into account such aggregate annual bonuses. There were no bonuses earned under such arrangement in 1993. In 1994, bonuses totaling $71,000 were paid to the two officers. In 1995, no bonuses were paid under the Company's new bonus plan (see (b) above).

         (D)    OTHER

                The Company is a defendant in other legal actions which arose in the normal course of business, the outcome of which, in the opinion of management, will not have a material effect on the Company's financial position.

(12)     SUBSEQUENT EVENT - REFINANCING

         On October 13, 1995, the Company replaced its existing revolving credit agreement and term loan facility which had been extended through the closing date. The new $20,000,000 credit facility is comprised of a term loan of $6,680,000 and a revolving credit facility of $13,320,000 under which the Company is able to borrow, repay and reborrow based on the lesser of a borrowing base equal to 65% of eligible inventory in excess of $6,680,000 or $13,320,000. The availability is reduced by outstanding letters of credit which are limited to $1,200,000. The term loan facility bears interest at prime plus 1.5% and is repayable in monthly principal installments of approximately $56,000, an additional principal reduction of $723,000 within 45 days of closing and a balloon payment of the outstanding balance at December 31, 1996. The revolving credit facility matures on December 31, 1996 and bears interest on the outstanding balance at prime plus 1%. The Company paid a 1.375% commitment fee in connection with the closing and is obligated to pay additional fees of .75% on February 28, 1996, 1% on July 1, 1996 and 1% on September 30, 1996, based on the commitment amount of the term loan and revolving credit facility on the respective dates.

                                      F-20                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The credit agreement also contains various affirmative and negative covenants requiring the Company to (i) maintain an interest coverage ratio of at least 1.5 to 1 increasing to 2.0 to 1 on January 31, 1996,
         2.5 to 1 on April 30, 1996 and 3.0 to 1 on July 31, 1996, (ii) maintain a fixed charge coverage ratio of not less than 1.05 to 1, (iii) maintain a tangible net worth of $19,500,000, (iv) maintain a ratio of total liabilities to tangible net worth of not more than 2.0 to 1 and
         (v) limits capital expenditures, incurrence of additional debt, lease obligations, acquisitions, investments and dividends.

         Borrowings under the revolving credit and term loan facility are collateralized by the Company's depository accounts, receivables, inventories, property and equipment and intangible assets.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                         BALANCE AT    CHARGED TO                         BALANCE AT
                                                                        BEGINNING OF   COSTS AND      OTHER CHANGES         END OF
                           DESCRIPTION                                      YEAR        EXPENSES       ADD (DEDUCT)          YEAR
                           -----------                                  ------------   ----------     -------------       ----------
Allowance for doubtful accounts:

        June 30, 1995                                                    $  460,000       380,474          (370,474)         470,000
                                                                         ==========    ==========     =============       ==========
        June 30, 1994                                                    $  403,000       416,688          (359,688)         460,000
                                                                         ==========    ==========     =============       ==========
        June 30, 1993                                                    $1,200,000       965,477        (1,762,477)         403,000
                                                                         ==========    ==========     =============       ==========

Allowance for redemption of extended service warranty contracts:

        June 30, 1995                                                    $1,761,222        69,223(A)          --           1,830,445
                                                                         ==========    ==========     =============       ==========
        June 30, 1994                                                    $2,040,000          --            (278,778)(A)    1,761,222
                                                                         ==========    ==========     =============       ==========
        June 30, 1993                                                    $1,950,000        90,000(A)          --           2,040,000
                                                                         ==========    ==========     =============       ==========

Allowance for inventory obsolescence:

        June 30, 1995                                                    $  273,000       327,000              --            600,000
                                                                         ==========    ==========     =============       ==========
        June 30, 1994                                                    $  273,000          --                --            273,000
                                                                         ==========    ==========     =============       ==========
        June 30, 1993                                                    $  200,000        73,000              --            273,000
                                                                         ==========    ==========     =============       ==========

(A) Amounts represent net change between beginning of period and end of period balances.

                                       S-1