Form 10-K/A
period 1995-06-30
SOUND ADVICE INC
filed 1995-10-30
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                               FORM 10-K/A (FIRST)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 1995

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ________

         COMMISSION FILE NUMBER 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                        59-1520531
-------------------------------                        -------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA                     33004
----------------------------------------                   ----------
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

                         ------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES _______       NO    X

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (17CFR 229.405) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

         The aggregate market value of the registrant's voting stock held by non- affiliates of the registrant on September 19, 1995, based upon the closing market price of the registrant's voting stock on the NASDAQ National Market System on September 19, 1995, as reported in THE WALL STREET JOURNAL, was approximately $7,219,000.

         The registrant had 3,728,894 shares of common stock, $.01 par value, outstanding as of September 19, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "Report") of Sound Advice, Inc. (the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REGISTRANT'S DIRECTORS

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                        DIRECTOR
NAME                      AGE     POSITION(S) WITH THE REGISTRANT          SINCE
----                      ---     -------------------------------       --------
Peter Beshouri             41     Chairman of the Board, President          1982
                                    and Chief Executive Officer

Michael Blumberg           47     Director, Senior Vice President,          1974
                                    and Secretary

Gregory Sturgis(2)         43     Director                                  1974

Joseph Piccirilli(1)(2)    46     Director                                  1974

G. Kay Griffith(1)         50     Director, Executive Vice President        1992
                                    and Chief Administrative Officer

Richard W. McEwen(1)(2)    75     Director                                  1994

(1)   Member of the Audit Committee of the Registrant's Board of
      Directors.

(2)   Member of the Stock Option Committee of the Registrant's
      Board of Directors.

         The Registrant's directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

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

         GREGORY STURGIS, a founder of the Registrant, had been an executive officer of the Registrant from its inception until June 30, 1989, including holding the position of Vice President-Planning and Development. Effective June 30, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. Mr. Sturgis is currently self-employed providing consulting services to companies in the marine industry, as well as performing consulting services for the Registrant. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         JOSEPH PICCIRILLI, a founder of the Registrant, had been an executive officer of the Registrant from its inception until October 13, 1989, including holding the positions of Vice President-Advertising and Marketing, Vice President-Public Relations and Personnel and Vice President-Home Audio Purchasing. Effective October 13, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. Mr. Piccirilli is currently self-employed providing general business consulting services to companies, including, upon the request of the Registrant's management from time to time, to the Registrant.

         G. KAY GRIFFITH, joined the Registrant as an employee in May 1993 and was formally elected Executive Vice President and Chief Administrative Officer in September 1993. Ms. Griffith had previously been elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992. From March 1992 until joining the Registrant as an employee, she was President and Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From June 1991 to March 1992, Ms. Griffith was a senior partner of GKG Management Services, a firm providing consulting services to banks and businesses who require assistance with their banking relationships. From September 1983 to June 1991, she held a variety of officer positions with NCNB National Bank of Florida, N.A. (now known as NationsBank of Florida, N.A.), the last of which was Senior Vice President/Regional Banking Executive. Ms. Griffith's principal role at the Registrant is to oversee, supervise and coordinate all aspects of human resources/benefits and employee recruiting and training.

         RICHARD W. MCEWEN was elected a director of the Registrant at its annual meeting of shareholders held in January 1994 and was also appointed a member of the Audit Committee and Stock Option Committee of its Board of Directors at such time. From 1977 until his retirement in 1984, he was Chairman of the Board of Burdines, a chain of Florida department stores then owned by Federated Stores, Inc. He is currently a director of Lennar Corporation, a Florida based home builder, having served as such since 1987. He also currently serves as a director of two other privately held companies. For approximately eight years until 1993, he was a director of Pueblo International, Inc., a supermarket company.

         The Board of Directors has an Audit Committee comprised of a majority of directors who are not officers or employees of the Registrant. The Board of Directors does not currently have a nominating committee or a compensation committee or committees performing similar functions.

REGISTRANT'S EXECUTIVE OFFICERS

         The information regarding the Registrant's executive officers called for by Item 401(b) of Regulation S-K has been included in ITEM 4.1 of Part I of the Report.

DIRECTOR AND OFFICER SECURITIES REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Form 5's were required when applicable, the Registrant believes that during the fiscal year ended June 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Richard W. McEwen, a director of the Registrant, inadvertently failed to file a Form 4 reflecting his acquisition on May 22, 1995, of 1,000 shares of Common Stock of the Registrant. Mr. McEwen is in the process of filing such form.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other four most highly compensated executive officers of the Registrant during the fiscal year ended June 30, 1995 for services in all capacities.

                                     ANNUAL COMPENSATION (1)             LONG TERM COMPENSATION
                              --------------------------------------     ----------------------
NAME AND PRINCIPAL            FISCAL                                                                ALL OTHER
POSITION                      YEAR       SALARY ($)     BONUS ($)(2)     STOCK OPTIONS (#)(3)       COMPENSATION ($)(4)
-----------------------------------------------------------------------------------------------------------------------
Peter Beshouri                1995        324,008         0                0                          0
 Chairman, President          1994        324,008         48,000           0                          0
 and CEO                      1993        322,672         0                0                          0

Michael Blumberg              1995        294,008         0                0                          0
 Senior Vice                  1994        294,008         23,000           0                          0
 President                    1993        292,672         0                0                          0

G. Kay Griffith               1995        160,000         0                15,000                     0
 Executive Vice President     1994        160,000         23,000           20,000                     0
 and Chief Administrative     1993         20,000(5)      0                0                          0
 Officer

Christopher O'Neil            1995        150,000         0                15,000                     8,268(6)
 Executive Vice               1994        150,000         23,000           11,000                     8,268(6)
 President and Chief          1993        150,000         0                0                          8,268(6)
 Operating Officer

Kenneth L. Danielson          1995        160,000         0                15,000                     0
 Chief Financial              1994        133,333(7)      23,000           20,000                     0
 and Accounting               1993            -              -                -                       -
 Officer

-----------------
(1) Does not include any amounts for perquisites and other personal benefits, securities or property extended to such executive officers of the Registrant, such as life insurance and disability insurance, because the Registrant does not believe that in any individual case the dollar value of such other annual compensation would equal or exceed the lesser of either $50,000 or 10% of such individual's total annual compensation shown above.

(2) The bonuses accrued by the Registrant during the fiscal year ended June 30, 1994, were part of a performance bonus pool established by the Registrant for its senior executives and corporate department heads. The percentage of the accrued performance bonus pool that was actually paid out was based upon the achievement of a certain level of pre-tax earnings by the Registrant in fiscal year 1994. The bonuses were awarded and paid to such executive officers in September 1994. In December 1994, the Board of Directors of the Registrant adopted an annual incentive bonus plan for four categories of the Registrant's employees (two of which categories were the CEO and other executive officers) based upon the annual operating performance of the Registrant. The percentage of the targeted bonus award to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. In fiscal year 1995 no bonuses were earned under such plan.

(3) These currently represent immediately exercisable incentive stock options issued pursuant to the Registrant's 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plan"). See footnote (8) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") for all of its employees. In fiscal year ended June 30, 1993, the Registrant contributed $12,000 in cash to the ESOP, which was primarily used to pay out vested interests of former employees of the Registrant. With respect to the fiscal year ended June 30, 1993, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, Mr. Beshouri was allocated 49.752 additional shares, Mr. Blumberg was allocated 49.753 additional shares and Mr. O'Neil was allocated 32.504 additional shares of Common Stock held by the ESOP. In fiscal year ended June 30, 1994, the Registrant contributed $50,000 in cash to the ESOP, although no additional shares of Common Stock have been purchased by the ESOP with such funds. With respect to the fiscal year ended June 30, 1994, as a result of reallocation to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, Mr. Beshouri was allocated 29.210 additional shares, Mr. Blumberg was allocated 29.211 additional shares and Mr. O'Neil was allocated 18.604 additional shares. The Registrant made no contribution to the ESOP during the fiscal year ended June 30, 1995. See footnote (5) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.

(5) Represents salary paid to G. Kay Griffith from the commencement of her employment by the Registrant in May 1993 to the end of fiscal year 1993. Ms. Griffith was formally elected Executive Vice President and Chief Administrative Officer of the Registrant in September 1993. Prior to the commencement of her employment, Ms. Griffith also received in fiscal year 1993 director's fees and related expense reimbursements in the aggregate amount of $12,140.

(6) This sum represents the aggregate amount of a monthly automobile allowance paid during fiscal years 1993, 1994 and 1995.

(7) Represents salary paid to Kenneth L. Danielson from September 1, 1993 (the commencement date of his employment), although Mr. Danielson was elected to succeed the former Chief Financial and Accounting Officer of the Registrant effective as of October 1, 1993. Mr. Danielson's salary for fiscal year 1994 would have been $160,000 on an annualized basis.

                        OPTION GRANTS IN 1995 FISCAL YEAR

         The following table shows all grants of options to the named executive officers of the Registrant during the fiscal year ended June 30, 1995. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (five years) if the price of the Registrant's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. The table also indicates that, if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted above the difference (if any) between the market price of the Registrant's Common Stock as of the date of grant and the exercise price per share. All of the options set forth in the table are incentive stock options issued pursuant to the Registrant's Option Plan. The Registrant does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.

                                                                                               POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK APPRECIATION FOR
                                           INDIVIDUAL GRANTS                                                OPTION TERM
----------------------------------------------------------------------------------------      --------------------------------------
                       NUMBER OF       % OF TOTAL
                       SECURITIES        OPTIONS                  CLOSING MARKET
                       UNDERLYING      GRANTED TO     EXERCISE    PRICE ON DATE
                        OPTIONS         EMPLOYEES       PRICE        OF GRANT       EXPIRATION
NAME                   GRANTED (#)   IN FISCAL YEAR   ($/SHARE)    ($/SHARE)(1)        DATE       0% ($)(1)   5%($)       10%($)
----                   -----------   --------------   ---------   --------------    ----------    ---------   -----       ------
Peter Beshouri           0               N/A            0.00          N/A               N/A       0           0           0

Michael Blumberg         0               N/A            0.00          N/A               N/A       0           0           0

G. Kay Griffith          15,000          33.3%          5.96          5.75           12/13/99     0           20,679.28   49,506.49

Christopher O'Neil       15,000          33.3%          5.96          5.75           12/13/99     0           20,679.28   49,506.49

Kenneth L. Danielson     15,000          33.3%          5.96          5.75           12/13/99     0           20,679.28   49,506.49

(1) For purposes of the Option Plan, "fair market value" on the date of grant of any option is the average of the "market price" of a share of Common Stock for each of the seven (7) consecutive business days preceding such day. The "market price" on each such day is the closing sales price on the NASDAQ National Market on such day. The Stock Option Committee of the Registrant believes this calculation more accurately reflects "fair market value" of the Registrant's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

                 AGGREGATE OPTION EXERCISES IN 1995 FISCAL YEAR
                     AND 1995 FISCAL YEAR END OPTION VALUES

         The following table provides information as to options exercised by each of the named executives of the Registrant during the fiscal year ended June 30, 1995, and the value of options held by such executive officers at the Registrant's fiscal year-end measured in terms of the closing market price of the Registrant's stock on June 30, 1995.


                                                                      Number of Securities       Value of Unexercised
Name                     Shares Acquired                             Underlying Unexercised      In-the-Money Options
                         on Exercise (#)     Value Realized ($)     Options at FY-End (#)(1)       at FY-End ($)(1)
---------------------------------------------------------------------------------------------------------------------
Peter Beshouri           0                   0                                  0                       0

Michael Blumberg         0                   0                                  0                       0

G. Kay Griffith          0                   0                             31,000                       0

Christopher O'Neil       0                   0                             35,000                       0

Kenneth L. Danielson     0                   0                             35,000                       0

------------------------




(1) All of the unexercised options held by such individuals were immediately exercisable.

(2) Based on the closing market price ($3.25) of the Registrant's Common Stock on the NASDAQ National Market on June 30, 1995 (the Registrant's fiscal year-end), none of the unexercised options were in-the-money.

EMPLOYMENT AGREEMENTS

         During the 1995 fiscal year Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1995 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each such employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1995, such employment agreements were again extended for an additional one year term (currently until June 30, 1996) on the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to each of them for the Registrant's current fiscal year will be the same as they were entitled to receive for the fiscal year ended June 30, 1995. Under the latest one-year extension of the employment agreements, each of Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

         Such employment agreements with Messrs. Beshouri and Blumberg also provide that, in the event of a change in control of the Registrant, each of them can terminate his full-time employment thereunder. A change in control occurs when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them no longer collectively comprise at least a majority of the members of the Board of Directors of the Registrant or if one of them is forced by a merger, consolidation, reorganization or otherwise by operation of law or other form of transaction to sell his shares of voting capital stock in the Registrant or if 50% or more of the consolidated assets, properties and businesses of the Registrant is sold or otherwise transferred to a third-party or if an individual (other than either Messrs. Beshouri and Blumberg) or another company or entity or a group acting in concert becomes the beneficial owner of 25% or more of the outstanding voting capital stock of the Registrant as a result of acquisitions made from other than Messrs. Beshouri and/or




Blumberg or the Registrant, assuming such acquisitions from the Registrant were approved by Messrs. Beshouri and Blumberg. In the event such change in control was resisted by either Messrs. Beshouri or Blumberg as evidenced by his failure to approve of such change in control either in his capacity as a director or shareholder of the Registrant, unless (i) he accepts a new employment agreement with the Registrant or any successor or (ii) such change in control was supported by the Board of Directors of the Registrant at a time when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them collectively comprise at least a majority of the members of the Board of Directors of the Registrant and he was offered a new contract at least as favorable as his current employment agreement, he would be entitled to his compensation (both annual salary and any bonus) and the other benefits provided for in his employment agreement for the greater of three years or the remaining term of his employment agreement. The Registrant is not aware of any contemplated change in control.

         In September 1993 pursuant to the Registrant's Option Plan, the Stock Option Committee of the Board of Directors (then comprised of Messrs. Beshouri, Blumberg, Piccirilli and Sturgis) authorized the granting of certain incentive stock options to three executive officers of the Registrant, in two cases as part of the consideration for and inducement to such individuals to become executive officers of the Registrant and in one case to reward individual achievement as well as in all three cases to seek to retain such qualified executives and gives them incentive for future performance. As a result of such issuance, each of Kenneth L. Danielson (the Chief Financial and Accounting Officer) and G. Kay Griffith (the Executive Vice President and Chief Administrative Officer) received incentive stock options covering 20,000 shares of Common Stock of the Registrant at an exercise price of $6.29 per share and Christopher O'Neil (the Executive Vice President and Chief Operating Officer) received incentive stock options covering 11,000 shares of Common Stock of the Registrant at an exercise price of $6.29, all of which incentive stock options expire no later than September 21, 1998. In addition and for the same reasons described above for the issuances in September 1993, although none of such executive officers have an employment agreement with the Registrant and each of their employment is terminable at will by the Registrant, the Stock Option Committee at the time of the foregoing issuances contemplated issuing each of such three executive officers additional stock options covering 15,000 shares of Common Stock approximately about the time of each of the first and second anniversary dates of the foregoing issuances (or an aggregate of stock options covering 30,000 shares of Common Stock to each of them) at the then fair market value of the Registrant's Common Stock at the time of each issuance thereof, which stock options were at such time contemplated to be exercisable for a period of up to five years from their respective issuance dates. Accordingly, the Stock Option Committee (currently comprised of Messrs. McEwen, Piccirilli and Sturgis) authorized in December 1994 the granting to each of Messrs. Danielson and O'Neil and Ms. Griffith the first installment of such additional incentive stock options covering 15,000 shares of Common Stock at an exercise price of $5.96 per share, all of which incentive stock options expire no later than December 13, 1999. See "OPTIONS GRANTED IN 1995 FISCAL YEAR" hereinabove and footnote (8) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

DIRECTORS COMPENSATION

         Directors who are also officers or employees of the Registrant are not paid additional compensation for acting as a director of the Registrant. Commencing after the 1993 annual meeting of shareholders of the Registrant a standard arrangement was established by the Registrant for compensating directors who are not officers or employees of the Registrant for any services provided in such person's capacity as a director. Each such outside director receives a fee of $1,500 on a quarterly basis for serving as a director of the Registrant plus an additional fee of $500 for each meeting of the Board of Directors or any committee thereof such director attends, as well as reimbursement of any out- of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any such meeting. See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Since during the fiscal year ended June 30, 1995, the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri, Michael Blumberg and G. Kay Griffith, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the one-year renewals of the employment agreements of Messrs. Beshouri and Blumberg on the terms as discussed in "Employment Agreements" hereinabove. In addition, they participated in their capacities as directors in the adoption by the Board of Directors during fiscal year 1995 of the Registrant's annual incentive bonus plan. See footnote (2) to "SUMMARY COMPENSATION TABLE" in "Executive Compensation Tables" hereinabove.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of October 23, 1995, by (i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors and nominees for director who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal year 1995; and (iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


         NAME AND ADDRESS                                        SHARES BENEFICIALLY OWNED
                OF                                               -------------------------
         BENEFICIAL OWNER                                   NUMBER                    PERCENTAGE
         ----------------                                   ------                    ----------
FMR Corp. (1)(2) ..............................            392,035.0 (2)             10.45% (2)
Peter Beshouri (3) ............................            341,005.8 (4)(5)           9.14% (4)(5)
Michael Blumberg (3) ..........................            341,005.8 (4)(5)           9.14% (4)(5)
U.S. Bancorp (1)(6) ...........................            326,100.0 (6)              8.75% (6)
Dimensional Fund Advisors
 Inc. (1)(7) ..................................            210,800.0 (7)              5.65% (7)
Joseph Piccirilli (3) .........................            210,467.5 (4)              5.64% (4)
Gregory Sturgis (3) ...........................            150,467.5 (4)              4.04% (4)
Kenneth L. Danielson (3) ......................             57,000.0 (8)              1.51% (8)
Christopher O'Neil (3).........................             35,838.06 (5)(8)           .95% (5)(8)
G. Kay Griffith (1)............................             35,000.0 (8)               .93% (8)
Richard W. McEwen (9)..........................              3,000.0                   .08%
All directors and executive officers
 as a group (eight persons including
 certain of those listed above) (4)(5)(8)......          1,172,784.7                 30.62%

--------------------------

(1) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1994 and, accordingly, may not reflect their respective holdings as of the date of this report.

(2) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor located at the same address as FMR Corp., is deemed to be the beneficial owner of 392,035 shares of Common Stock, with respect to which shares it has sole dispositive power, as a result of acting as an investment advisor to several registered investment companies. The number of shares of Common Stock owned by such investment companies includes 21,135 shares resulting from the assumed conversion of certain of the Registrant's warrants. In addition, Edward C. Johnson 3d, the Chairman of FMR Corp. and who with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 392,035 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which Fidelity Management & Research Company acts as an investment advisor, may also be deemed a beneficial owner of 382,105 of such 392,035 shares as a result of its right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such 382,105 shares.

(3) The address of each such person is care of the Registrant, 1901 Tigertail Boulevard, Dania, Florida 33004. Messrs. Beshouri, Blumberg, Piccirilli and Sturgis collectively are herein referred to as the "Principal Shareholders."

(4) As a result of the retirement as an officer and employee of the Registrant of each of Gregory Sturgis effective June 30, 1989 and Joseph Piccirilli effective October 13, 1989, Peter Beshouri and Michael Blumberg, the two remaining Principal Shareholders, each currently has the right to vote one-half of the shares of Common Stock beneficially owned by each of Messrs. Sturgis and Piccirilli. As a result thereof, each of the two remaining Principal Shareholders currently has the right to vote approximately 521,444, or 13.98%, of the outstanding shares of Common Stock of the Registrant. See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(5) Includes such person's or members' of the group vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or members' of the group participation in the Registrant's Employee Stock Ownership Plan ("ESOP") based upon the latest available annual report of the ESOP for the fiscal year ended June 30, 1994. Based on such annual report, Mr. Beshouri had 538.307 vested shares, Mr. Blumberg had 538.309 vested shares and Mr. O'Neil had 338.059 vested shares, and all current directors and executive officers as a group had 1,414.68 vested shares.

(6) U.S. Bancorp, 111 S.W. Fifth Avenue, Portland, Oregon, 97204, as a result of the Trust Group of the United States National Bank of Oregon (a national banking association located at the same address and owned by U.S. Bancorp) holding the sole voting power over 162,600 shares of Common Stock, is deemed, together with United States National Bank of Oregon, to be the beneficial owner of such 162,600 shares. In addition, Qualivest Capital Management, Inc. (a registered investment adviser located at the same address and owned by United States National Bank of Oregon) holds the sole voting power over 163,500 shares of Common Stock and is deemed the beneficial owner of such additional 163,500 shares, as a result of acting as an investment adviser to The Qualivest Funds, a registered investment company.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, which is a registered investment advisor, is deemed to have beneficial ownership of 210,800 shares of Common Stock, with respect to which shares it has sole voting power over 130,800 and sole dispositive power over 210,800. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end management investment company, or in series of The DFA Investment Trust Company, a registered open- end management investment company, or The DFA Group Trust and DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, with respect to all of which Dimensional serves as investment manager. In addition, persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company and, in their capacity as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company, such persons have sole voting power over the balance (80,000 shares) of the 210,800 shares not voted by Dimensional. Dimensional disclaims beneficial ownership of such shares.

(8) Includes (as applicable) immediately exercisable incentive stock options held by: (i) Mr. O'Neil for 3,000 shares of Common Stock at an exercise price of $7.27 per share, for 2,000 shares at an exercise price of $5.45 per share, for 11,000 shares at an exercise price of $6.29 per share and for 15,000 shares at an exercise price of $5.96 per share; and (ii) each of Mr. Danielson and Ms. Griffith for 20,000 shares of Common Stock at an exercise price of $6.29 per share and for 15,000 shares at an exercise price of $5.96 per share. See "ITEM 11. EXECUTIVE COMPENSATION. - Executive Compensation Tables" and "Employment Agreements."

(9) The address of Richard W. McEwen is 3752 Bobbin Brook West, Tallahassee, Florida 32312.

RIGHT OF FIRST REFUSAL AND VOTING TRUST AGREEMENT

         On June 30, 1986, the Principal Shareholders entered into a right of first refusal and voting trust agreement. Pursuant to such agreement, each Principal Shareholder, for himself and on behalf of his heirs, beneficiaries, legal representatives and permitted assigns, has agreed not to sell, transfer, assign, pledge, encumber or otherwise dispose of any of his shares of Common Stock except (a) by will or the laws of intestate succession, (b) to a trust in which such Principal Shareholder or his immediate family are the sole beneficiaries, (c) with the written consent of all of the other Principal Shareholders or (d) pursuant to the right of first refusal granted to the other Principal Shareholders. Under such right of first refusal, in the event a Principal Shareholder or his heirs, beneficiaries, legal representative or permitted assigns desires to sell any shares of Common Stock pursuant to a bona fide offer or otherwise, such other Principal Shareholders shall have the right and option to purchase such shares at a price equal to the bona fide offer price per share (if any) or the average of the closing bid and ask prices for the Common Stock over the four full weeks preceding the date the notice of intent to sell is given.

         In addition, the Principal Shareholders have agreed that at any time a Principal Shareholder is no longer an employee of the Registrant for any reason whatsoever (other than in the event of termination of his employment by the Registrant without cause), voting rights arising from the ownership of the shares of Common Stock owned by such Principal Shareholder or by his heirs, beneficiaries, legal representatives or permitted assigns shall be exercised and controlled until June 30, 1996, unless the agreement is earlier terminated in accordance with its terms, by the Principal Shareholders who are still employees of the Registrant at the time that such voting rights have to be exercised (collectively the "Trustees"). The Trustees will vote such shares in accordance with their respective individual ownership of shares of Common Stock. The right to exercise such voting control by the Trustees shall terminate upon the arm's length bona fide sale by such Principal Shareholder to a third party of such shares so long as the other Principal Shareholders have been given an opportunity to purchase such shares pursuant to the right of first refusal described above. As a result of the retirement of each of Messrs. Sturgis and Piccirilli as an officer and employee of the Registrant, Messrs. Beshouri and Blumberg are the only Trustees. See footnote (4) to the beneficial ownership table set forth above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 1993, the Registrant entered into a one year consulting arrangement with Gregory Sturgis, a director of the Registrant and one of the Principal Shareholders, pursuant to which Mr. Sturgis provided his consulting services to the Registrant for up to 35 full days during such calendar year. The term of such arrangement has been previously extended through calendar year 1995. For providing such services, Mr. Sturgis receives an annual fee of $25,000, payable in twelve equal monthly installments on the first day of each month, and reimbursement for out-of-pocket expenses incurred by him for travel, lodging and meals in connection with the performance of his consulting services. See also "ITEM 11. EXECUTIVE COMPENSATION. - Directors Compensation".

         Jacob E. Farkas (who resigned as a director of the Corporation in December 1993) had a one-year arrangement, commencing as of November 1, 1993, with the Registrant whereby Mr. Farkas received $5,000 per month for his consulting services, plus reimbursement for related out-of-pocket expenses. In consideration of the services rendered during the Registrant's fiscal year ended June 30, 1995, the Registrant paid to Mr. Farkas and his wholly-owned consulting corporation fees aggregating $15,000, in addition to the reimbursement of his out-of-pocket expenses. Such consulting arrangement expired on October 31, 1994.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 1995.

                                                  Sound Advice, Inc.

                                                  By:   \s\ PETER BESHOURI
                                                     ---------------------------
                                                     Peter Beshouri, Chairman of
                                                     the Board, President and
                                                     Chief Executive Officer