Form 10-Q
period 1995-09-30
SOUND ADVICE INC
filed 1995-11-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1995, or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                                59-1520531
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                               identification no.)

                 1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA 33004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 922-4434
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO__

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF NOVEMBER 10, 1995.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets (Unaudited)
         September 30, 1995 and June 30, 1995                               3-4

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended September 30, 1995 and 1994                     5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended September 30, 1995 and 1994                     6

         Notes to Consolidated Financial Statements                         7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                     9-11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                  12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                      SOUND ADVICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995


                                            SEPTEMBER 30, 1995         JUNE 30, 1995
                                            ------------------     --------------------
ASSETS
CURRENT ASSETS:
  Cash                                      $           43,016     $             46,950
  Receivables:
   Vendors                                           5,654,692                4,232,746
   Trade                                             1,276,408                1,010,135
   Employees                                           382,977                  280,755
                                            ------------------     --------------------
                                                     7,314,077                5,523,636
  Less allowance for doubtful accounts                (618,000)                (470,000)
                                            ------------------     --------------------
                                                     6,696,077                5,053,636

  Inventories                                       33,347,995               31,758,744
  Prepaid and other current assets                   1,026,869                1,242,569
  Deferred tax asset                                   537,308                  537,308
  Prepaid/Refundable income taxes                      837,783                  551,683
                                            ------------------     --------------------
         Total current assets                       42,489,048               39,190,890
                                            ------------------     --------------------

Property and equipment, net                         14,583,823               15,063,283

Property under capital lease, net                      781,800                  795,630

Deferred tax asset, net                              1,003,157                1,003,157

Other assets                                           298,179                  453,698

Goodwill, net                                          189,229                  195,341
                                            ------------------     --------------------

                                            $       59,345,236     $         56,701,999
                                            ==================     ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SOUND ADVICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995



                                                   SEPTEMBER 30, 1995        JUNE 30, 1995
                                                   ------------------    --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit agreement      $       12,758,843    $          8,677,413
  Accounts payable                                         12,471,344              11,091,255
  Cash overdraft                                                   --               1,234,066
  Accrued liabilities                                       5,623,964               5,430,521
  Current installments of long-term debt                    1,675,319               2,673,570
                                                   ------------------    --------------------
         Total current liabilities                         32,529,470              29,106,825

Long-term debt, excluding current installments                884,690                 907,913

Capital lease obligation                                      820,252                 821,277

Other liabilities and deferred credits                      4,472,222               4,469,969
                                                   ------------------    --------------------
                                                           38,706,634              35,305,984
                                                   ------------------    --------------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at September 30, 1995
    and June 30, 1995                                          37,289                  37,289
  Additional paid-in capital                               11,058,655              11,058,655
  Retained earnings                                         9,542,658              10,300,071
                                                   ------------------    --------------------
         Total shareholders' equity                        20,638,602              21,396,015

Commitments and contingencies
                                                   ------------------    --------------------

                                                   $       59,345,236    $         56,701,999
                                                   ==================    ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                        1995                   1994
                                                ------------------     --------------------
Net sales                                       $       44,165,168     $         46,720,988

Cost of goods sold                                      31,525,050               32,212,040
                                                ------------------     --------------------

  Gross profit                                          12,640,118               14,508,948

Selling, general and administrative
 expenses                                               13,365,113               13,557,069
                                                ------------------     --------------------

  (Loss) income from operations                           (724,995)                 951,879

Other income (expense):
  Interest expense                                        (320,572)                (244,194)
  Other, net                                                 2,054                       --
                                                ------------------     --------------------
  (Loss) income before income taxes (benefit)           (1,043,513)                 707,685

Income taxes (benefit)                                    (286,100)                 272,000
                                                ------------------     --------------------

    Net (loss) income                           $         (757,413)    $            435,685
                                                ==================     ====================

COMMON AND COMMON EQUIVALENT
 PER SHARE AMOUNTS:

NET (LOSS) EARNINGS PER SHARE                   $            (0.20)    $               0.12
                                                ==================     ====================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                   3,728,894                3,740,676
                                                ==================     ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                    1995                   1994
                                                            -------------------    --------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                         $         (757,413)    $            435,685
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                      863,200                  684,408
    Deferred income taxes                                                   --                  (12,692)
    Loss on disposition of assets                                           --                    1,612
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                                     (1,642,441)                (722,905)
    Inventories                                                     (1,589,251)               3,377,310
    Prepaid and other current assets                                   215,700                  350,618
    Prepaid income taxes                                              (286,100)                 259,693
    Other assets                                                        81,287                  (23,727)
  Increase (decrease) in:
    Accounts payable                                                 1,380,089               (3,683,031)
    Accrued liabilities                                                193,443                  (31,582)
    Other liabilities and deferred credits                               2,253                   (6,182)
                                                            ------------------     --------------------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (1,539,233)                 629,207
                                                            ------------------     --------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                (289,566)                (677,556)
                                                            ------------------     --------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (289,566)                (677,556)
                                                            ------------------     --------------------
FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement                    4,081,430                  330,730
  Repayments of long-term debt                                      (1,021,474)                (275,651)
  Increase in cash overdraft                                        (1,234,066)                      --
  Reductions in capital lease obligation                                (1,025)                      --
                                                            ------------------     --------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,824,865                   55,079
                                                            ------------------     --------------------

(Decrease) increase in cash                                             (3,934)                   6,730
Cash, beginning of period                                               46,950                   44,992
                                                            ------------------     --------------------

CASH, END OF PERIOD                                         $           43,016     $             51,722
                                                            ==================     ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                           $          348,466     $            251,481
                                                            ==================     ====================

    Income taxes paid, net of refunds                       $                0     $             25,000
                                                            ==================     ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1995 and June 30, 1995, and the statements of operations for the three month periods ended September 30, 1995 and 1994 and statements of cash flows for the three month periods ended September 30, 1995 and 1994. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the operating results expected for the year ending June 30, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995.

2.)      (LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
         (Loss) earnings per common and common equivalent share has been determined by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)      SEASONALITY
         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended September 30, 1995 and 1994 are as follows:

                   TRAILING FOUR QUARTERS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
QUARTERLY SALES
                                              1995                        1994
                                              ----                        ----
                                     AMOUNT            %         AMOUNT          %
                                    --------           -        --------         -
First Quarter                       $ 44,165         23.5%      $ 46,721        26.0%
  (July - September)

Fourth Quarter                        39,148         20.8         37,442        20.8
  (April - June)

Third Quarter                         43,781         23.3         40,779        22.7
  (January - March)

Second Quarter                        60,854         32.4         54,833        30.5
  (October  - December)            ---------         ----      ---------        ----

SALES FOR TRAILING TWELVE          $ 187,948          100%     $ 179,775         100%
MONTHS ENDED SEPTEMBER 30,         =========         ====      =========        ====
1995 AND 1994, RESPECTIVELY

4.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                    SEPTEMBER 30, 1995           JUNE 30, 1995
                                    ------------------          ---------------
Land                                  $     521,465             $      521,465
Building                                    434,605                    434,605
Furniture and equipment                   7,905,057                  7,814,945
Leasehold improvements                   14,340,769                 14,236,432
Display fixtures                          4,857,846                  4,799,236
Vehicles                                    958,360                    964,323
                                       ------------             --------------
         Total                           29,018,102                 28,771,006
Less accumulated depreciation           (14,434,279)               (13,707,723)
                                       ------------             --------------
Property and equipment, net            $ 14,583,823             $   15,063,283
                                       ============             ==============

5.)      DEBT - BANK LOAN AGREEMENT
         On October 13, 1995 the Company replaced its existing revolving credit agreement and term loan facility. The new $20,000,000 credit facility is comprised of a term loan of $6,680,000 and a revolving credit facility of $13,320,000 under which the Company is able to borrow, repay and reborrow based on the lesser of a borrowing base equal to 65% of eligible inventory in excess of $6,680,000 or $13,320,000. The availability is reduced by outstanding letters of credit which are limited to $1,200,000. The term loan facility bears interest at prime plus 1.5% and is payable in monthly principal installments of approximately $56,000, and additional principal reduction of $723,000 by November 27, 1995 and a balloon payment of the outstanding balance at December 31, 1996. The revolving credit facility matures on December 31, 1996, and bears interest on the outstanding balance at prime plus 1%. The Company paid a 1.375% commitment fee in connection with the new facility and is obligated to pay additional fees of .75% on February 28, 1996, 1% on July 1, 1996 and 1% on September 30, 1996, based on the committed amount of the term loan and revolving credit facility on the respective dates.

6.)      EMPLOYMENT AGREEMENTS
         Effective as of July 1, 1995, the employment agreements for two of the Company's executive officers were again extended for an additional one year term (until June 30, 1996) on substantially the same terms and conditions as in effect under their respective employment agreements during fiscal year 1995, including, without limitation, that the annual base salary payable to each of them for the current fiscal year will be the same as they received for the 1995 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended September 30,1995, decreased to $44,165,000 compared to $46,721,000 in the prior year resulting in a decrease of $2,556,000 or 5.5% over the first quarter of fiscal 1995. The decrease is primarily attributable to reduced sales in August during the Company's annual scratch and dent sale, which resulted from the weather related effects of Hurricane Erin. In addition, sales for the quarter were impacted to a lesser extent from competition, particularly in South Florida, on lower end electronic products sold by a number of different retailers. These lower end electronic products make up a much smaller percentage of the Company's product mix as compared to its competitors. Comparable store net sales decreased 10.8% in the quarter ended September 30, 1995, over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

         Gross profit decreased by $1,869,000 or 12.9% in the quarter ended September 30, 1995, compared to the corresponding quarter of the prior year. The decrease in total gross profit when compared to the first quarter of fiscal 1995 is primarily attributable to an overall reduction in sales in the higher end categories of audio, video and mobile electronics. The gross profit percentage was 28.6% in the quarter ended September 30, 1995, and 31.1% in the quarter ended September 30, 1994. The reduction in gross profit percentage in 1995 is attributable to the Company selling at reduced margins certain lower end electronic products in order to reduce its lower end electronic products mix and the introduction of personal computers.

         Selling, general and administrative expenses decreased $192,000 in the quarter ended September 30, 1995, over the same quarter in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 30.3% from 29.0% in the same three months of fiscal 1995 as a result of the reduction in net sales during the first quarter of 1995. The overall decrease in total expenses is attributable to reduced commissions on decreased sales, and decreased depreciation and amortization expenses.

         Interest expense increased by $76,000 for the quarter ended September 30, 1995 compared to the same quarter of the prior year. The increase was primarily reflective of the increased borrowing under the Company's revolving credit facility and higher interest rates during fiscal 1996.

         The Company had an effective income tax benefit of approximately 27% for the quarter ended September 30, 1995 compared to an effective income tax rate of 38% for the first quarter of fiscal 1995.

         Net loss for the quarter ended September 30, 1995 was $757,000 or $.20 per share compared to net income of $436,000 or $.12 per share for the same quarter in the previous year. The net loss in 1995 was primarily attributable to the reduction in net sales, the reduction in gross profit percentage and increased interest expense, which was partially offset by reduced selling, general and administrative expenses.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $1,539,000 for the three months ended September 30, 1995. The Company had working capital of approximately $9,960,000 at September 30, 1995, as compared to the $10,084,000 in working capital at June 30, 1995 for an overall decrease of $124,000. The increase in current assets of $3,298,000 during the three month period was primarily related to the $1,589,000 increase in inventory and $1,643,000 increase in receivables. The increase in current assets of $3,298,000 was offset by a net increase of $3,423,000 in current liabilities resulting from an increase in trade payables of $1,380,000 and an increase in borrowings under the revolving credit agreement of $4,081,000, which were partially offset by the $1,234,000 reduction in the cash overdraft and $998,000 reduction in current installments of long-term debt. Borrowings under the revolving credit facility increased primarily as a result of the increase in inventory, accounts receivable and the net loss reported by the Company.

         The Company's revolving credit facility was replaced on October 13, 1995 with a $20,000,000 credit facility comprised of a term loan facility in the amount of $6,680,000 and a revolving credit facility which enables the Company to borrow, repay and reborrow up to $13,320,000 limited to a borrowing base equal to 65% of eligible inventory (as defined) in excess of $6,680,000. The borrowing availability under the revolving credit facility is reduced by the outstanding standby letters of credit issued pursuant to a letter of credit subfacility of up to $1,200,000. The term loan facility bears interest at the prime rate plus 1.5% per annum and is repayable as follows: (i) monthly installments of principal in the approximate amount of $56,000 plus accrued interest payable on the first day of each month commencing November 1, 1995, through December 31, 1996 (the "Maturity Date"), (ii) a principal reduction payment of $723,000 due by November 27, 1995 and (iii) a balloon principal payment of approximately $5,178,000 plus accrued and unpaid interest due on the Maturity Date. The revolving credit facility bears interest at the prime rate plus 1% per annum with monthly interest only installments payable until the Maturity Date, at which time the entire unpaid principal balance and accrued and unpaid interest thereon is due in full. The Company paid at closing a structuring and facility fee equal to 1.375% of the committed amount of the new credit facility, and is obligated to pay so long as the credit facility is outstanding the following additional fees: (a) 3/4% on February 28, 1996, (b) 1% on July 1, 1996, and (c) 1% on September 30, 1996, of the committed amount of the term loan and revolving credit facility on the respective dates. The financing arrangements under the new credit facility are collateralized by, among other assets, the Company's accounts receivable, inventory, fixed assets, general intangibles, tax refund receivable and depository accounts.

         The Company currently believes funds from the Company's operations combined with borrowings available under the new credit facility and vendor and floor plan financing arrangements will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 1996. However, additional sources of financing (debt and/or equity or a combination thereof) would be required for any material expansion program.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       --------------------------------------------
                  10.1              Sixth Amendments to Employment Agreement,
                                    both effective as of July 1, 1995, between the Company and each of Peter Beshouri and Michael Blumberg.

                  27.               Financial Data Schedule.

         (b) Reports on Form 8-K. On August 10, 1995, a Form 8-K, dated August 9, 1995, of the Company, was filed reporting in Item 5 thereof, among other things, that the Company had voluntarily agreed with the Securities and Exchange Commission ("SEC") to an entry of a cease and desist order by the SEC on August 9, 1995, concerning the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and Quarterly Reports on Form 10-Q for the quarters ended September 30 and December 31, 1991.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUND ADVICE, INC.
                                            ------------------------------------
                                            (Registrant)


Date NOVEMBER 13, 1995                      /s/ PETER BESHOURI
                                            ------------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer


Date NOVEMBER 13, 1995                      /s/ KENNETH L. DANIELSON
                                            ------------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.
-------
10.1 Sixth Amendments to Employment Agreement, both effective as of July 1, 1995, between the Company and each of Peter Beshouri and Michael Blumberg.

27.     Financial Data Schedule.