Form 10-Q
period 1995-12-31
SOUND ADVICE INC
filed 1996-02-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 1995, or

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

                                 (954) 922-4434
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

Common Stock, par value $.01 per share - 3,728,894 shares outstanding as of February 9, 1996.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements.

                  Consolidated Balance Sheets (Unaudited)
                  December 31, 1995 and June 30, 1995                      3-4

                  Consolidated Statements of Operations (Unaudited)
                  for the Three and Six Months Ended December 31,
                  1995 and 1994                                            5

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Six Months Ended December 31, 1995
                  and 1994                                                 6

                  Notes to Consolidated Financial Statements               7-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.           10-13

PART II - OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities                          14

Item 6.           Exhibits and Reports on Form 8-K.                        14

SIGNATURES                                                                 15

       PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 31, 1995 and June 30, 1995

                                           DECEMBER 31, 1995   JUNE 30, 1995
                                           -----------------   -------------
                                              (Unaudited)
ASSETS
Current Assets:
  Cash                                      $       47,955     $       46,950
  Receivables:
   Vendors                                       4,456,839          4,232,746
   Trade                                         1,491,507          1,010,135
   Employees                                       350,670            280,755
                                            --------------     --------------
                                                 6,299,016          5,523,636
  Less allowance for doubtful accounts            (543,000)          (470,000)
                                            --------------     --------------
                                                 5,756,016          5,053,636

  Inventories                                   33,772,852         31,758,744
  Prepaid and other current assets                 339,227          1,242,569
  Deferred tax asset                               537,308            537,308
  Prepaid/Refundable income taxes                  512,983            551,683
                                            --------------     --------------
         Total current assets                   40,966,341         39,190,890
                                            --------------     --------------

Property and equipment, net                     13,984,440         15,063,283

Property under capital lease, net                  767,970            795,630

Deferred tax asset, net                          1,003,157          1,003,157

Other assets                                       240,813            453,698

Goodwill, net                                      183,116            195,341
                                            --------------     --------------

                                            $   57,145,837     $   56,701,999
                                            ==============     ==============

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 31, 1995 and June 30, 1995

                                              DECEMBER 31, 1995   JUNE 30, 1995
                                              -----------------   -------------
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit
    agreement                                  $    6,531,037     $    8,677,413
  Accounts payable                                 12,272,594         11,091,255
  Cash overdraft                                    1,254,500          1,234,066
  Accrued liabilities                               6,288,721          5,430,521
  Current installments of long-term debt            5,993,575          2,673,570
                                               --------------     --------------
         Total current liabilities                 32,340,427         29,106,825

Long-term debt, excluding current installments        846,586            907,913

Capital lease obligation                              819,177            821,277

Other liabilities and deferred credits              4,460,679          4,469,969
                                               --------------     --------------
                                                   38,466,869         35,305,984
                                               --------------     --------------
Shareholders' equity:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at December 31, 1995
    and June 30, 1995                                  37,289             37,289
  Paid-in capital                                  11,058,655         11,058,655
  Retained earnings                                 7,583,024         10,300,071
                                               --------------     --------------
         Total shareholders' equity                18,678,968         21,396,015

Commitments and contingencies
                                               --------------     --------------

                                               $   57,145,837     $   56,701,999
                                               ==============     ==============

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended December 31, 1995 and 1994

                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       DECEMBER 31,                               DECEMBER 31,
                                                  1995               1994                   1995               1994
                                           ---------------     --------------         --------------     --------------
Net sales                                   $   53,260,184     $   60,853,509         $   97,425,352     $  107,574,497

Cost of goods sold                              39,293,524         43,137,698             70,818,574         75,349,738
                                            --------------     --------------         --------------     --------------

  Gross profit                                  13,966,660         17,715,811             26,606,778         32,224,759

Selling, general and administrative
 expenses                                       15,698,803         15,855,734             29,063,916         29,412,803
                                            --------------     --------------         --------------     --------------

  (Loss) income from operations                 (1,732,143)         1,860,077             (2,457,138)         2,811,956

Other income (expense):
  Interest expense                                (403,473)          (313,905)              (724,045)          (558,099)
  Other, net                                           782            (58,014)                 2,836            (58,014)
                                            --------------     --------------         --------------     --------------

  (Loss) income before income taxes             (2,134,834)         1,488,158             (3,178,347)         2,195,843

Provision (benefit) for income taxes              (175,200)           573,300               (461,300)           845,300
                                            --------------     --------------         --------------     --------------

    Net (loss) income                       $   (1,959,634)    $      914,858         $   (2,717,047)    $    1,350,543
                                            ==============     ==============         ==============     ==============

COMMON AND COMMON EQUIVALENT
  PER SHARE AMOUNTS:

Net (loss) earnings per share               $        (0.53)    $         0.24         $        (0.73)    $         0.36
                                            ==============     ==============         ==============     ==============

Weighted average number
 of shares outstanding                           3,728,894          3,736,925              3,728,894          3,738,593
                                            ==============     ==============         ==============     ==============

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended December 31, 1995 and 1994

                                                  1995               1994
                                            ---------------    ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                         $   (2,717,047)    $    1,350,543
  Adjustments to reconcile net
   (loss) income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization                1,696,987          1,482,228
    Deferred income taxes                               --             48,381
    Loss on disposition of assets                       --             58,014
  Changes in operating assets and
   liabilities:
  Decrease (increase) in:
    Receivables                                   (702,380)        (3,426,759)
    Inventories                                 (2,014,108)        (7,549,876)
    Prepaid and other current assets               903,342            593,123
    Prepaid income taxes                            38,700            368,000
    Other assets                                    82,835           (133,313)
  Increase (decrease) in:
    Accounts payable                             1,181,339         10,289,001
    Accrued liabilities                            858,200          1,467,516
    Other liabilities and deferred
     credits                                        (9,290)           124,513
                                            --------------     --------------
 Net cash (used in) provided by
  operating activities                            (681,422)         4,671,371
                                            --------------     --------------
INVESTING ACTIVITIES:
  Capital expenditures                            (448,209)        (3,948,670)
                                            --------------     --------------
 Net cash (used in) investing activities          (448,209)        (3,948,670)
                                            --------------     --------------
FINANCING ACTIVITIES:
  Net repayments on revolving credit
   agreement                                    (2,146,376)          (146,467)
  Net borrowings (repayments) on
   long-term debt                                3,258,678           (570,365)
  Increase in cash overdraft                        20,434                 --
  Reductions in capital lease obligation            (2,100)                --
                                            --------------     --------------
 Net cash provided by (used in)
  financing activities                           1,130,636           (716,832)
                                            --------------     --------------

Increase in cash                                     1,005              5,869
Cash, beginning of period                           46,950             44,992
                                            --------------     --------------

Cash, end of period                         $       47,955     $       50,861
                                            ==============     ==============
Supplemental disclosures of cash
 flow information:
    Interest paid                           $      626,806     $      547,087
                                            ==============     ==============

    Income taxes (refundable) paid, net     $     (500,000)    $      225,000
                                            ==============     ==============

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1995 and June 30, 1995 and the statements of operations for the three and six month periods ended December 31, 1995 and 1994 and statements of cash flows for the six month periods ended December 31, 1995 and 1994. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995.

2.)      (LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
         (Loss) earnings per common and common equivalent share has been determined by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)      SEASONALITY
         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended December 31, 1995 and 1994 are as follows:

                                        TRAILING FOUR QUARTERS ENDED DECEMBER 31,
                                        -----------------------------------------
                                                   (Dollars in Thousands)
QUARTERLY SALES
                                              1995                        1994
                                              ----                        ----
                                      AMOUNT           %         AMOUNT           %
                                    ---------         ---       --------         ---
Second Quarter                       $ 53,260        29.5%      $ 60,854        32.8%
  (October - December)

First Quarter                          44,165        24.5         46,721        25.1
  (July - September)

Fourth Quarter                         39,148        21.7         37,442        20.2
  (April - June)

Third Quarter                          43,781        24.3         40,779        21.9
  (January - March)
                                    ---------        ----      ---------        ----
SALES FOR TRAILING TWELVE           $ 180,354         100%     $ 185,796         100%
MONTHS ENDED DECEMBER 31,           =========        ====      =========        ====
1995 AND 1994, RESPECTIVELY

4.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                            DECEMBER 31, 1995      JUNE 30, 1995
                                            -----------------      -------------
Land                                           $    521,465        $    521,465
Building                                            434,605             434,605
Furniture and equipment                           7,955,128           7,814,945
Leasehold improvements                           14,381,168          14,236,432
Display fixtures                                  4,912,705           4,799,236
Vehicles                                            948,796             964,323
                                               ------------        ------------
         Total                                   29,153,867          28,771,006
Less accumulated depreciation                   (15,169,427)        (13,707,723)
                                               ------------        ------------
Property and equipment, net                    $ 13,984,440        $ 15,063,283
                                               ============        ============


5.)      DEBT - BANK LOAN AGREEMENT
         On October 13, 1995 the Company replaced its existing revolving credit agreement and term loan facility. The new $20,000,000 credit facility is comprised of a term loan of $6,680,000 and, prior to the waiver described below, was comprised of a revolving credit facility of $13,320,000 under which the Company was able to borrow, repay and reborrow based on the lesser of a borrowing base equal to 65% of eligible inventory in excess of $6,680,000 or $13,320,000. The availability is reduced by outstanding letters of credit which are limited to $1,200,000. The term loan facility bears interest at prime plus 1.5% and is payable in monthly principal installments of approximately $56,000, and additional principal reduction of $723,000 which was paid by the due date of November 27, 1995 and a balloon payment of the outstanding balance at December 31, 1996. The revolving credit facility matures on December 31, 1996, and bears interest on the outstanding balance at prime plus 1%. The Company paid a 1.375% commitment fee in connection with the new facility and is obligated to pay additional fees of .75% on February 28, 1996, 1% on July 1, 1996 and 1% on September 30, 1996, based on the original committed amount of the term loan and revolving credit facility, plus certain additional amounts on such dates in connection with the waiver described below.

         At December 31, 1995, the Company was unable to comply with certain financial covenants concerning interest coverage, fixed charge coverage, total liabilities to tangible net worth and tangible net worth as required under the terms of the new revolving credit agreement and term loan facility. The Company has obtained from its lender a waiver with respect to non-compliance with these financial covenants at December 31, 1995 and the suspension of the calculation of these covenants until May 15, 1996, at which time such covenants will be calculated based on the financial statements for the period ended March 31, 1996. In connection with the issuance of the waiver, the availability under the revolving credit portion of the facility has been reduced from a maximum of $13,320,000 to $9,320,000 and the commitment fees due February 28, 1996, July 1, 1996 and September 30, 1996, have been increased by an additional $10,000, $25,000 and $50,000, respectively. Upon expiration of the waiver period, the Company expects to remain in non-compliance with certain of these financial covenants and will need to request an additional extension of the waiver, or a modification of such financial covenants as to which it remains in non-compliance, from its lender. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.")

6.)      PROVISION FOR DISPOSAL OF INVENTORY
         The Company recorded an estimated provision for loss totalling $1,500,000 which is included in Cost of Goods Sold to reduce the market value of its inventory of personal computers and related accessories which are being eliminated from the Company's product mix. Included in the loss provision are the estimated writedown of inventory to net realizable value and expenses associated with the sale and disposal of the inventory. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.")

7.)      PROVISION (BENEFIT) FOR INCOME TAXES
         During the quarter ended December 31, 1995, the Company has recorded all tax benefits available for accounting recognition. As a result, the tax benefit does not reflect the expected percentage relationship to the losses incurred. In future periods, no tax benefit or provision will be recognized until the Company has recorded pre-tax income.

8.)      EMPLOYMENT AGREEMENTS
         Effective as of July 1, 1995, the employment agreements for two of the Company's executive officers were extended to June 30, 1996 on substantially the same terms and conditions as in effect under their respective employment agreements during fiscal year 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended December 31,1995, decreased to $53,260,000 compared to $60,854,000 in the prior year resulting in a decrease of $7,594,000 or 12.5% over the second quarter of fiscal 1995. The decrease is primarily attributable to reduced sales in December due to increased competition on widely available lower end electronic products and softness in consumer demand for electronics as compared to prior years. The Company believes that part of the reduction is also attributed to consumer concerns over the general economy and increased levels of consumer debt. Comparable store net sales decreased 15.4% in the quarter ended December 31, 1995 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

         Net sales of $97,425,000 for the six months ended December 31, 1995, decreased by $10,149,000 or 9.4% over the corresponding period in the prior fiscal year. The decrease in net sales during the first three months of the 1996 six month period is primarily attributable to weather related effects of Hurricane Erin during the August annual scratch and dent sale and increased competition on lower end electronic products. The decrease in net sales during the second three months of the 1996 six month period is attributable, as stated above, to increased competition on widely available lower end electronic products, softness in consumer demand for electronic products which the Company believes is partially attributable to consumer concerns over the general economy and increased levels of consumer debt. Comparable store sales decreased 13.4% in the six months ended December 31, 1995 compared to the corresponding six month period in the prior year.

         Gross profit decreased by $3,749,000 or 21.2% in the quarter ended December 31, 1995, compared to the corresponding quarter of the prior year which is related to the corresponding reduction in net sales and includes a $1,500,000 provision for loss on personal computer inventory and related accessories in connection with such product category's elimination from the Company's product mix through subsequent sale and disposal. See note 6 to Notes to Consolidated Financial Statements. Exclusive of this provision, the gross profit percentage was 29.0% as compared to the 29.1% in the comparable quarter of the prior year.

         Gross profit decreased by $5,618,000 or 16.2% in the six months ended December 31, 1995 compared to the corresponding period in the prior year. The reduction in gross profit is related to the corresponding reduction in net sales, the $1,500,000 provision for loss on personal computers and inclusion of personal computers in the product mix for the full six months of fiscal 1996 as compared to only six weeks in the first six months of fiscal 1995. Exclusive of the provision for loss on the sale and disposal of personal computers, the gross margin for the six month period was 28.8% as compared to 30.0% in the comparable six months in the prior year.

           Selling, general and administrative expenses (SG&A) decreased by $157,000 and $349,000 in the quarter and six months ended December 31, 1995 over the corresponding periods in the prior year. Decreases in SG&A expenses in both periods were attributable to cost cutting programs initiated by the Company which were largely offset by increased selling expenses. The increased selling expenses reflected the net effect of increased advertising expenditures over reduced salesmen's commissions on lower sales volume. As a percentage of sales, SG&A expenses increased to 29.5% and 29.8% in the quarter and six months ended December 31, 1995 from 26.1% and 27.3% respectively, in the comparable periods of the previous fiscal year. These percentage increases are directly attributable to the reduction in net sales from the previous comparable period.

         Interest expense increased by $90,000 for the quarter and $166,000 for the six months ended December 31, 1995 compared to the same periods of the prior year. The increase was primarily reflective of the increased borrowing under the Company's revolving credit facility at higher interest rates during fiscal 1996.

         The Company had an effective income tax benefit of approximately 8.2% for the quarter and 14.5% for the six months ended December 31, 1995 compared to an effective income tax provision of 38.5% in the same periods of the prior fiscal year. The recorded tax benefit in fiscal 1996 does not reflect the expected percentage relationship to the losses incurred as tax benefits available for recognition have been fully realized. See note 7 to Notes to Consolidated Financial Statements.

         Net loss for the quarter ended December 31, 1995 was $1,960,000 or $.53 per share compared to net income of $915,000 or $.24 per share for the same quarter in the previous year. Net loss for the six months ended December 31, 1995 was $2,717,000 or $.73 per share compared to net income of $1,351,000 or $.36 per share in the same period of the prior fiscal year. The net loss in the 1996 fiscal year was primarily attributable to the reduction in net sales, the reduction in gross profit percentage (of which $1,500,000 is attributable to the provision for loss on personal computers) and increased interest expense.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $681,000 for the six months ended December 31, 1995. The Company had working capital of approximately $8,626,000 at December 31, 1995, as compared to the $10,084,000 in working capital at June 30, 1995 for an overall decrease of $1,458,000. The increase in current assets of $1,775,000 during the six month period was primarily related to the $2,014,000 increase in inventory. The increase in current assets of $1,775,000 was partially offset by a net increase of $3,234,000 in current liabilities primarily resulting from an increase in trade payables of $1,181,000 and a $3,320,000 increase in current portion of long-term debt, which were partially offset by the decrease in borrowings under the revolving credit agreement of $2,146,000.

         The Company's revolving credit facility was replaced on October 13, 1995 with a $20,000,000 credit facility comprised of a term loan facility in the amount of $6,680,000 and a revolving credit facility which, prior to the waiver described below, had enabled the Company to borrow, repay and reborrow up to $13,320,000 limited to a borrowing base equal to 65% of eligible inventory (as defined) in excess of $6,680,000. The borrowing availability under the revolving credit facility is reduced by the outstanding standby letters of credit issued pursuant to a letter of credit subfacility of up to $1,200,000. The term loan facility bears interest at the prime rate plus 1.5% per annum and is repayable as follows: (i) monthly installments of principal in the approximate amount of $56,000 plus accrued interest payable on the first day of each month commencing November 1, 1995, through December 31, 1996 (the "Maturity Date"), (ii) a principal reduction payment of $723,000 which was paid by the due date of November 27, 1995, and (iii) a balloon principal payment of approximately $5,178,000 plus accrued and unpaid interest due on the Maturity Date. The revolving credit facility bears interest at the prime rate plus 1% per annum with monthly interest only installments payable until the Maturity Date, at which time the entire unpaid principal balance and accrued and unpaid interest thereon is due in full. The Company paid at closing a structuring and facility fee equal to 1.375% of the committed amount of the new credit facility, and is obligated to pay so long as the credit facility is outstanding the following additional fees: (a) 3/4% on February 28, 1996, (b) 1% on July 1, 1996, and (c) 1% on September 30, 1996, of the original committed amount of the term loan and revolving credit facility, plus certain additional amounts on such dates in connection with the waiver described below. The financing arrangements under the new credit facility are collaterized by, among other assets, the Company's accounts receivable, inventory, fixed assets, general intangibles, tax refund receivable and depository accounts.

         At December 31, 1995, the Company was unable to comply with certain financial covenants concerning interest coverage, fixed charge coverage, total liabilities to tangible net worth and tangible net worth as required under the terms of the new revolving credit agreement and term loan facility. The Company has obtained from its lender a waiver with respect to non-compliance with these financial covenants at December 31, 1995 and the suspension of the calculation of these covenants until May 15, 1996, at which time such covenants will be calculated based on the financial statements for the period ended March 31, 1996. In connection with the issuance of the waiver, the availability under the revolving credit portion of the facility has been reduced from a maximum of $13,320,000 to $9,320,000 and the commitment fees due February 28, 1996, July 1, 1996 and September 30, 1996, have been increased by $10,000, $25,000 and $50,000, respectively. See note 5 to Notes to Consolidated Financial Statements.

         The Company currently believes funds from the Company's operations combined with borrowings available under the new credit facility, as revised in connection with the issuance of the waiver from the lender, and vendor financing arrangements will be sufficient to satisfy its currently projected operating cash requirements through the waiver expiration on May 15, 1996. However, an extension of the lender's waiver under terms satisfactory to the Company or replacement of the facility under less restrictive terms will be required for the Company to have adequate financing sources beyond that date. The Company anticipates improvement in its operating performance as a result of the elimination of personal computers from its product mix and renewed focus on value added retailing in its core categories of high end audio, video and mobile electronics. The Company is currently seeking to replace the present credit facility under more favorable terms, but no assurances can be given that this can be accomplished prior to the expiration of the waiver or if at all. Prior to expiration of the waiver and if no replacement financing has been obtained, the Company intends to negotiate with the lender for an extension of the waiver or the necessary modifications to the financial covenants. The Company currently expects to obtain an extension or such necessary modifications if operations have improved, although no assurances of a potential waiver extension or granting of such necessary modifications, or regarding the terms thereof, have been received from the lender.

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         Reference is made to the information set forth in note 5 to Notes to the Consolidated Financial Statements in Item 1 of Part I of this report and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this report for a discussion of the Company's non-compliance with certain financial covenants under the terms of its new revolving credit agreement and term loan facility and the lender's waiver thereof and the terms of such waiver, which information is incorporated by reference into this Item 3 of Part II of this report as if fully set forth herein.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       --------------------------------------------
                  27.               Financial Data Schedule (included herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1995

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

                                            SOUND ADVICE, INC.
                                            ------------------------------------
                                            (Registrant)

Date FEBRUARY 14, 1996                      /s/ PETER BESHOURI
                                            ------------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date FEBRUARY 14, 1996                      /s/ KENNETH L. DANIELSON
                                            ------------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer