Form 10-Q
period 1996-03-31
SOUND ADVICE INC
filed 1996-05-15
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                               59-1520531
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

               1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA    33004
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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF MAY 10, 1996.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements.

             Consolidated Balance Sheets (Unaudited)
             March 31, 1996 and June 30, 1995                             3-4

             Consolidated Statements of Operations (Unaudited) for the
             Three and Nine Months Ended March 31, 1996 and 1995          5

             Consolidated Statements of Cash Flows (Unaudited) for the
             Nine Months Ended March 31, 1996 and 1995                    6

             Notes to Consolidated Financial Statements                   7-9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.               10-12

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security - Holders        13

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                             13-14

SIGNATURES                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995

                                                 MARCH 31, 1996    JUNE 30, 1995
                                                 --------------    -------------
ASSETS                                            (Unaudited)
CURRENT ASSETS:
  Cash                                           $     50,712      $     46,950
  Receivables:
   Vendors                                          2,997,609         4,232,746
   Trade                                            1,267,736         1,010,135
   Employees                                          310,450           280,755
                                                 ------------      ------------
                                                    4,575,795         5,523,636
  Less allowance for doubtful accounts               (556,000)         (470,000)
                                                 ------------      ------------
                                                    4,019,795         5,053,636

  Inventories                                      26,121,366        31,758,744
  Prepaid and other current assets                    746,657         1,242,569
  Deferred tax asset                                  537,308           537,308
  Prepaid/Refundable income taxes                     512,983           551,683
                                                 ------------      ------------
         Total current assets                      31,988,821        39,190,890
                                                 ------------      ------------

Property and equipment, net                        13,358,248        15,063,283

Property under capital lease, net                     754,140           795,630

Deferred tax asset, net                             1,003,157         1,003,157

Other assets                                          213,858           453,698

Goodwill, net                                         177,004           195,341
                                                 ------------      ------------
                                                 $ 47,495,228      $ 56,701,999
                                                 ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995

                                                 MARCH 31, 1996  JUNE 30, 1995
                                                 --------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY              (Unaudited)
CURRENT LIABILITIES:
  Borrowings under revolving credit agreement     $ 4,273,054      $ 8,677,413
  Accounts payable                                  5,890,980       11,091,255
  Cash overdraft                                    1,804,980        1,234,066
  Accrued liabilities                               5,050,614        5,430,521
  Current installments of long-term debt            5,837,741        2,673,570
                                                  -----------      -----------
         Total current liabilities                 22,857,369       29,106,825

Long-term debt, excluding current installments        786,823          907,913

Capital lease obligation                              818,049          821,277

Other liabilities and deferred credits              4,418,100        4,469,969
                                                  -----------      -----------
                                                   28,880,341       35,305,984
                                                  -----------      -----------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at March 31, 1996
    and June 30, 1995                                  37,289           37,289
  Paid-in capital                                  11,058,655       11,058,655
  Retained earnings                                 7,518,943       10,300,071
                                                  -----------      -----------
         Total shareholders' equity                18,614,887       21,396,015

Commitments and contingencies
                                                  -----------      -----------
                                                  $47,495,228      $56,701,999
                                                  ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 MARCH 31,                      MARCH 31,
                                       ----------------------------   ----------------------------
                                           1996            1995           1996            1995
                                       ------------    ------------   ------------    ------------
Net sales                              $ 39,078,800    $ 43,781,461   $136,504,152    $151,355,958

Cost of goods sold                       27,094,825      31,543,257     97,913,399     106,892,995
                                       ------------    ------------   ------------    ------------

  Gross profit                           11,983,975      12,238,204     38,590,753      44,462,963

Selling, general and administrative
 expenses                                11,754,041      13,521,304     40,817,957      42,934,107
                                       ------------    ------------   ------------    ------------

  Income (loss) from operations             229,934      (1,283,100)    (2,227,204)      1,528,856

Other income (expense):
  Interest expense                         (293,014)       (482,662)    (1,017,059)     (1,040,761)
  Other, net                                 (1,001)           --            1,835         (58,014)
                                       ------------    ------------   ------------    ------------

  (Loss) income before income taxes         (64,081)     (1,765,762)    (3,242,428)        430,081

Provision (benefit) for income taxes              0        (679,800)      (461,300)        165,500
                                       ------------    ------------   ------------    ------------

    Net (loss) income                  $    (64,081)   $ (1,085,962)   $(2,781,128)      $ 264,581
                                       ============    ============   ============    ============

COMMON AND COMMON EQUIVALENT
 PER SHARE AMOUNTS:

NET (LOSS) EARNINGS PER SHARE          $      (0.02)   $      (0.29)   $     (0.75)   $       0.07
                                       ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    3,728,894       3,728,894      3,728,894       3,734,675
                                       ============    ============   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                    1996              1995
                                                              ---------------    --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                           $   (2,781,128)    $      264,581
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                  2,496,785          2,437,818
    Provision for loss on asset impairment                                --            400,000
    Deferred income taxes                                                 --             48,381
    Loss on disposition of assets                                         --             58,014
  Changes in operating assets and liabilities:
  Decrease (increase) in:
    Receivables                                                    1,033,841            312,319
    Inventories                                                    5,637,378          3,390,597
    Prepaid and other current assets                                 495,912            551,276
    Prepaid income taxes                                              38,700           (199,881)
    Other assets                                                      82,460           (196,838)
  (Decrease) increase in:
    Accounts payable                                              (5,200,275)        (4,639,910)
    Accrued liabilities                                             (379,907)          (686,118)
    Other liabilities and deferred credits                           (51,869)           219,822
                                                              --------------     --------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,371,897          1,960,061
                                                              --------------     --------------
INVESTING ACTIVITIES:
  Capital expenditures                                              (574,543)        (4,791,477)
                                                              --------------     --------------
 NET CASH (USED IN) INVESTING ACTIVITIES                            (574,543)        (4,791,477)
                                                              --------------     --------------
FINANCING ACTIVITIES:
  Net (repayments) borrowings on revolving credit agreement       (4,404,359)         3,710,221
  Net borrowings (repayments) on long-term debt                    3,043,081           (874,858)
  Increase in cash overdraft                                         570,914                 --
  Reductions in capital lease obligation                              (3,228)            (1,234)
                                                              --------------     --------------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (793,592)         2,834,129
                                                              --------------     --------------

Increase in cash                                                       3,762              2,713
Cash, beginning of period                                             46,950             44,992
                                                              --------------     --------------
CASH, END OF PERIOD                                           $       50,712     $       47,705
                                                              ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                             $      901,012     $    1,078,749
                                                              ==============     ==============
    Income taxes (refundable) paid, net                       $     (500,000)    $      317,000
                                                              ==============     ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)        BASIS OF PRESENTATION
           The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1996 and June 30, 1995 and the statements of operations for the three and nine month periods ended March 31, 1996 and 1995 and statements of cash flows for the nine month periods ended March 31, 1996 and 1995. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995.

2.)        (LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
           (Loss) earnings per common and common equivalent share has been determined by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)        SEASONALITY
           Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended March 31, 1996 and 1995 are as follows:

                                       TRAILING FOUR QUARTERS ENDED MARCH 31,
                                               (Dollars in Thousands)

QUARTERLY SALES
                                            1996                    1995
                                            ----                    ----
                                    AMOUNT          %      AMOUNT           %
                                  --------        -----   --------        -----
Third  Quarter                    $ 39,079        22.3%   $ 43,781        23.2%
  (January - March)

Second Quarter                      53,260        30.3      60,854        32.2
  (October - December)

First Quarter                       44,165        25.1      46,721        24.8
  (July - September)

Fourth Quarter                      39,148        22.3      37,442        19.8
  (April - June)                  --------        ----    --------        ----

SALES FOR TRAILING TWELVE         $175,652         100%   $188,798         100%
MONTHS ENDED MARCH 31,            ========        ====    ========        ====
1996 AND 1995, RESPECTIVELY

4.)        PROPERTY AND EQUIPMENT, NET
           Property and equipment, net, consists of the following:

                                              MARCH 31, 1996       JUNE 30, 1995
                                              --------------       -------------
Land                                           $    521,465        $    521,465
Building                                            434,605             434,605
Furniture and equipment                           8,000,012           7,814,945
Leasehold improvements                           14,420,244          14,236,432
Display fixtures                                  4,953,973           4,799,236
Vehicles                                            949,167             964,323
                                               ------------        ------------
           Total                                 29,279,466          28,771,006
Less accumulated depreciation                   (15,921,218)        (13,707,723)
                                               ------------        ------------
Property and equipment, net                    $ 13,358,248        $ 15,063,283
                                               ============        ============

5.)        PROVISION FOR DISPOSAL OF INVENTORY
           During the quarter ended December 31, 1995 the Company recorded an estimated provision for loss totalling $1,500,000 which is included in Cost of Goods Sold to reduce the market value of its inventory of personal computers and related accessories which are being eliminated from the Company's product mix. Included in the loss provision are the estimated writedown of inventory to net realizable value and expenses associated with the sale and disposal of the inventory. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.")

6.)        PROVISION (BENEFIT) FOR INCOME TAXES
           During the quarter ended December 31, 1995, the Company has recorded all tax benefits available for accounting recognition. As a result, the tax benefit does not reflect the expected percentage relationship to the losses incurred. In future periods, no tax benefit or provision will be recognized until the Company has recorded pre-tax income.

7.)        STOCK OPTIONS
           In February 1996, incentive stock options for an aggregate of 50,000 shares of common stock at an exercise price of $1.77 and immediately exercisable through February 21, 2001 were issued, pursuant to the Company's 1986 stock option plan, to certain employees of the Company. At the same time, options for 30,000 shares of common stock previously issued to two executive officers at an exercise price of $5.96 were cancelled and reissued at an exercise price of $1.77 per share and are immediately exercisable through February 21, 2001. In addition, options previously issued to a former executive officer who remains a director of the Company for an aggregate of 35,000 shares of common stock were converted from incentive stock options to non-qualified stock options on the same terms and conditions as provided in the cancelled incentive stock options including as to term and exercise price.

           In March 1996, incentive stock options for an aggregate of 30,000 shares of common stock at an exercise price of $1.70 per share and immediately exercisable through March 28, 2001 were issued, pursuant to the Company's 1986 stock option plan, to two executive officers of the Company.

8.)        EMPLOYMENT AGREEMENTS
           Effective as of July 1, 1995, the employment agreements for two of the Company's executive officers were extended to June 30, 1996 on substantially the same terms and conditions as in effect under their respective employment agreements during fiscal year 1995.

9.)        SUBSEQUENT EVENT - REFINANCING
           On April 12, 1996, the Company replaced its then existing $16,000,000 revolving credit and term loan facility with a new revolving credit facility from a new lender. Under the new $25,000,000 revolving credit facility, the Company is able to borrow, repay and reborrow based upon a borrowing base equal to the lesser of 65% of eligible inventory (as defined) at cost or 50% of eligible inventory at retail selling price. The availability is reduced by outstanding letters of credit which are limited to $3,000,000. The revolving credit facility matures on July 31, 1998 and bears interest on the outstanding balance at prime plus 1%. The Company paid a .625% commitment fee in connection with the closing of such financing and is obligated to pay additional commitment fees of .5% annually on the total facility and a monthly fee on the unused portion of the commitment of .375% per annum.

           The new credit agreement contains various affirmative and negative covenants including those requiring the Company to (i) maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1.0,
(ii) maintain a quarterly ratio of total liabilities to tangible net worth of not more than 2.75 to 1.0, (iii) maintain tangible net worth at the end of each quarter of at least $14,000,000 and (iv) maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses from and after April 1, 1996 may not exceed $4,000,000. The new credit agreement also limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

           Borrowings under the new revolving credit facility are collateralized by the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.")

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
           The Company's net sales for the quarter ended March 31,1996, decreased to $39,079,000 compared to $43,782,000 in the prior year resulting in a decrease of $4,703,000 or 10.7% over the third quarter of fiscal 1995. The decrease is primarily attributable to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix and increased competition on widely available lower end electronic products. Comparable store net sales decreased 12.4% in the quarter ended March 31, 1996 over the corresponding quarter in the prior year. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

           Net sales of $136,504,000 for the nine months ended March 31, 1996, decreased by $14,852,000 or 9.8% over the corresponding period in the prior fiscal year. The decrease in net sales during the first three months of the fiscal 1996 nine month period is primarily attributable to weather related effects of Hurricane Erin during the August annual scratch and dent sale and increased competition on lower end electronic products. The decrease in net sales overall for the fiscal 1996 nine month period is primarily attributable, as stated above, to increased competition on widely available lower end electronic products and the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix. The Company believes that part of the reduction is also attributable to consumer concerns over the general economy and increased levels of consumer debt. Comparable store sales decreased 13.0% in the nine months ended March 31, 1996 compared to the corresponding nine month period in the prior year. The comparable store sales for the nine months were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994.

           Gross profit of $11,984,000 for the quarter ended March 31, 1996 decreased by $254,000 or 2.1% from $12,238,000 in the quarter ended March 31, 1995. This reduction is substantially less than the 10.7% reduction in net sales for the comparable period. Exclusive of computer sales, the gross profit percentage was 32.3% in the quarter ended March 31, 1996 as compared to 29.6% in the quarter ended March 31, 1995. This increase in gross profit percentage is directly related to the Company's renewed specialty retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

           Gross profit decreased by $5,872,000 or 13.2% in the nine months ended March 31, 1996 compared to the corresponding period in the prior year. The overall reduction in gross profit is related to the reduction in net sales, and includes a $1,500,000 provision in the second quarter of fiscal 1996 for loss on personal computer inventory and related accessories in connection with such product category's elimination from the Company's product mix through subsequent sale and disposal.

See note 5 to Notes to Consolidated Financial Statements. Exclusive of this loss provision, the gross profit percentage was 29.4% in each of the comparable nine month periods in 1996 and 1995.

             Selling, general and administrative expenses (SG&A) decreased by $1,767,000 or 13.1% in the third quarter and $2,116,000 or 4.9% in the nine months ended March 31, 1996 over the corresponding periods in the prior year. Decreases in SG&A expenses in both periods were primarily attributable to cost reduction programs initiated by the Company which were partially offset by increased selling expenses. The increased selling expenses reflected the net effect of increased advertising expenditures over reduced salesmen's commissions on lower sales volume. In addition, the SG&A for the third quarter and nine month period of 1995 was impacted by a $400,000 provision for asset impairment and a $197,000 write-off of expenses associated with the postponed entry into a new market area. As a percentage of sales, SG&A expenses were 30.1% as compared to 30.9% in the third quarter of fiscal 1996 and 1995, and 29.9% as compared to 28.4% in the nine month periods ended March 31,1996 and 1995. The percentage increase in the nine month period of fiscal 1996 is directly attributable to the reduction in net sales from the previous comparable period.

           Interest expense decreased by $190,000 for the quarter and $24,000 for the nine months ended March 31, 1996 compared to the same periods of the prior year. The decrease was primarily reflective of the decreased borrowing, net of interest rate increases, under the Company's revolving credit facility during fiscal 1996.

           The Company had an effective income tax benefit of approximately 14.2% for the nine months ended March 31, 1996 compared to an effective income tax rate of 38.5% in the same period of the prior fiscal year. The recorded tax benefit in fiscal 1996 does not reflect the expected percentage relationship to the losses incurred as tax benefits available for recognition have been fully realized. See note 6 to Notes to Consolidated Financial Statements.

           Net loss for the quarter ended March 31, 1996 was $64,000 or $.02 per share compared to net loss of $1,086,000 or $.29 per share for the same quarter in the previous year. Net loss for the nine months ended March 31, 1996 was $2,781,000 or $.75 per share compared to net income of $265,000 or $.07 per share in the same period of the prior fiscal year. The net loss in the 1996 fiscal year was primarily attributable to the reduction in net sales and the corresponding reduction in gross profit (of which $1,500,000 is attributable to the provision for loss on personal computers). The overall reduction in gross profit was only partially offset by the net reduction in SG&A expenses.

FINANCIAL CONDITION
           Net cash provided by operating activities was approximately $1,372,000 for the nine months ended March 31, 1996. The Company had working capital of approximately $9,131,000 at March 31, 1996, as compared to the $10,084,000 in working capital at June 30, 1995 for an overall decrease of $953,000. The decrease in current assets of $7,202,000 during the nine month period was primarily related to the $5,637,000 decrease in inventory, as well as a $1,034,000 decrease in accounts receivable. The decrease in current assets of $7,202,000 was partially offset by a net decrease of $6,249,000 in current liabilities primarily resulting from a decrease in trade payables of $5,200,000 and a net decrease of $1,240,000 in borrowings under the then existing revolving credit and term loan facility.

           The Company's then existing $16,000,000 revolving credit and term loan facility was replaced on April 12, 1996 with a new $25,000,000 revolving credit facility from a new lender. Under the new revolving credit facility, the Company is able to borrow, repay and reborrow based upon a borrowing base equal to the lesser of 65% of eligible inventory (as defined) at cost or 50% of eligible inventory at retail selling price. The availability is reduced by outstanding letters of credit which are limited to $3,000,000. The revolving credit facility matures on July 31, 1998 and bears interest on the outstanding balance at prime plus 1%. The Company paid a .625% commitment fee in connection with the closing of such financing and is obligated to pay additional commitment fees of .5% annually on the total facility and a monthly fee on the unused portion of the commitment of .375% per annum. The new credit agreement contains various affirmative and negative covenants including those requiring the Company to (i) maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1.0, (ii) maintain a quarterly ratio of total liabilities to tangible net worth of not more than 2.75 to 1.0, (iii) maintain tangible net worth at the end of each quarter of at least $14,000,000 and (iv) maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses from and after April 1, 1996 may not exceed $4,000,000. The new credit agreement also limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends. Borrowings under the new revolving credit facility are collateralized by the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. See note 9 to Notes to Consolidated Financial Statements.

           The Company currently believes funds from the Company's operations combined with borrowings available under the new credit facility will be sufficient to satisfy its currently projected operating cash requirements. The Company's operating performance has improved as a result of the elimination of personal computers and other non-performing products from its product mix together with a return to our traditional speciality retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

           (a) The Registrant held its 1995 annual meeting of shareholders on Thursday, February 15, 1996 (the "Annual Meeting").

           (b) and (c) The only matter voted upon at the Annual Meeting was the election of six directors which comprised the Registrant's entire Board of Directors. The six nominees, who were the nominees of the Registrant's Board of Directors and all of which were serving as directors of the Registrant as of the date of the Annual Meeting, were all elected at the Annual Meeting as directors of the Registrant receiving the number of votes for election and abstentions and percentage of total votes cast as set forth next to their respective names below:

          NOMINEE FOR DIRECTOR       FOR THE ELECTION            ABSTAIN
          --------------------       -------------------         -------
          Peter Beshouri             3,542,994  (97.5%)          92,508  (2.5%)
          Michael Blumberg           3,543,969  (97.5%)          91,533  (2.5%)
          Gregory Sturgis            3,564,379  (98.0%)          71,123  (2.0%)
          Joseph Piccirilli          3,537,379  (97.3%)          98,123  (2.7%)
          G. Kay Griffith            3,554,429  (97.8%)          81,073  (2.2%)
          Richard W. McEwen          3,554,429  (97.8%)          81,073  (2.2%)

          (d)       Not applicable.

Item 5.  Other Information.

           See note 9 to Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in Part I of this report for a discussion of the Registrant's new revolving credit facility.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)       Exhibits.  The following exhibits are filed with this
                                report:

                     EXHIBIT NO.   DESCRIPTION
                     -----------   -----------
                     10.1          Amended and Restated Credit Agreement
                                   (without exhibits) dated as of February 15, 1996 among the Registrant and its wholly-owned subsidiaries and NationsBank,
                                   N.A. (South), successor to NationsBank of Florida, N.A. ("NationsBank"), together with
                                   Amended and Restated Renewal Revolving Credit
                                   Promissory Note dated as of February 15, 1996 from the Registrant payable to NationsBank.

                     10.2 Loan and Security Agreement (without schedules) dated as of April 11,1996 between the Registrant and Foothill Capital Corporation.

                     27.           Financial Data Schedule.

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUND ADVICE, INC.
                                    (Registrant)

Date MAY 15, 1996                   /s/ PETER BESHOURI
                                        -----------------------
                                        Peter Beshouri, Chairman of the
                                        Board, President and Chief
                                        Executive Officer

Date MAY 15, 1996                   /s/ KENNETH L. DANIELSON
                                        -----------------------------
                                        Kenneth L. Danielson, Chief
                                        Financial and Accounting Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR QUARTER ENDED
                                 MARCH 31, 1996

                             COMMISSION FILE NUMBER
                                     0-15194

              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
NO.
- -------
10.1 Amended and Restated Credit Agreement (without exhibits) dated as of February 15, 1996 among the Registrant and its wholly-owned subsidiaries and NationsBank, N.A. (South), successor to NationsBank of Florida, N.A. ("NationsBank"), together with Amended and Restated Renewal Revolving Credit Promissory Note dated as of February 15, 1996 from the Registrant payable to NationsBank.

10.2 Loan and Security Agreement (without schedules) dated as of April 11, 1996 between the Registrant and Foothill Capital Corporation.

27.     Financial Data Schedule.