Form 10-K
period 1996-06-30
SOUND ADVICE INC
filed 1996-09-27
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 1996 or
                                            -------------
         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from __________ to ________

                  Commission file number 0-15194

                                  SOUND ADVICE, INC.
                --------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           FLORIDA                            59-1520531
                -------------------------------            -----------------
                (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
                 INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                 1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA             33004
                 ----------------------------------------             -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on September 19, 1996, based upon the closing market price of the registrant's voting stock on the NASDAQ National Market on September 19, 1996, as reported in THE WALL STREET JOURNAL, was approximately $5,372,000.

         The registrant had 3,728,894 shares of common stock, $.01 par value, outstanding as of September 19, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

         Certain portions of the registrant's Proxy Statement to be filed in connection with its 1996 annual meeting of shareholders are incorporated by reference in Part III of this report.

                        Exhibit Index begins on page 52.
                                  Page 1 of 75

                                TABLE OF CONTENTS


                                                            Page No.
                                                            --------

PART I
- ------

ITEM 1.     BUSINESS.............................................. 1
                     General...................................... 1
                     Products..................................... 2
                     Marketing Strategy........................... 3
                     Advertising.................................. 4
                     Operations................................... 6
                     Expansion.................................... 9
                     Seasonality.................................. 9
                     Servicemarks.................................10
                     Competition..................................10
                     Employees....................................10

ITEM 2.     PROPERTIES............................................11

ITEM 3.     LEGAL PROCEEDINGS.....................................12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS......................................13

ITEM 4.1.   EXECUTIVE OFFICERS OF THE REGISTRANT..................13


PART II
- -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.......................15

ITEM 6.     SELECTED FINANCIAL DATA...............................16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........18
                     Results of Operations........................18
                     Liquidity and Capital Resources..............22
                     Impact of Inflation and Foreign
                       Currency Fluctuations......................24

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........24

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...............24

PART III
- --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT.....................................24

ITEM 11.     EXECUTIVE COMPENSATION................................24

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.................................25

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........25


PART IV
- -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K...............................25


SIGNATURES                                                         26
- ----------

                                     PART I
ITEM 1.      BUSINESS.

GENERAL

         Sound Advice, Inc. (the "Registrant"), incorporated in Florida on March 12, 1974, is a full service specialty retailer of a broad range of high-quality, upscale entertainment and consumer electronic products. As of June 30, 1996, the Registrant operated 21 stores in Florida which sell home and car audio systems, large screen televisions, video products, cellular telephones and other personal electronics, such as home telephones, answering machines and hand held audio systems, car security systems, home entertainment furniture and related customized services and accessories. In contrast to mass merchandisers and discounters of consumer electronic products, the Registrant targets customers seeking informed advice concerning product selection and system integration as well as a broad selection of products incorporating the latest technology.

         The Registrant's marketing strategy is to build customer satisfaction and loyalty through its customer support program which includes a technically proficient sales force and custom design, installation and repair services. The Registrant's showrooms provide comfortable surroundings and contain audition rooms and demonstration areas in its stores where customers are encouraged to test and compare the products. In its stores, the Registrant emphasizes a broad selection of upscale and specialty brand consumer electronic products.

         The Registrant's operating strategy is to cluster its stores in larger markets and maximize selling space per store in order to achieve economies of scale, as well as provide convenient locations for its customers. The Registrant's stores are currently clustered in four areas in Florida, including the Miami/Ft. Lauderdale/West Palm Beach area (the "East Coast Stores"), the Tampa/St. Petersburg/Clearwater/Sarasota/Fort Myers area (the "West Coast Stores"), the Orlando area (the "Central Florida Stores") and Jacksonville (the "Jacksonville Stores"). In fiscal year 1996 the Registrant did not add, relocate or close any of its stores. As of this date, the Registrant operates 21 stores, which, except for 2 smaller stores, on average contain approximately 15,000 to 17,000 gross square feet. It currently plans to relocate during fiscal year 1997 one of its remaining smaller East Coast Stores to a larger facility containing approximately 15,000 gross square feet. See "Expansion" in this ITEM 1.

         In fiscal year 1996 the Registrant's net sales were approximately $169 million which was a decrease from its net sales of approximately $191 million in fiscal year 1995. This was primarily due to the elimination from its product mix in January 1996 of personal computers, peripherals and multimedia products, which had been added in the fall of 1994, and the reduction or elimination during fiscal year 1996 from its product mix of certain nonperforming low margin products, as well as generally increased competition on widely available lower end electronic products. The products were eliminated or reduced as a result of the increased competition and, in the case of the personal computers and related products, their rapid obsolescence. In addition, this action was part of the Registrant's renewed specialty retailing focus on value added selling in its core categories of high end audio, video (including home theater and large screen televisions) and mobile electronics and on custom design and installation and repair services. See "Results of Operations-Fiscal 1996 Compared to Fiscal 1995" in ITEM 7.

         On April 12, 1996, the Registrant's then existing $16,000,000 senior credit facility was replaced with a $25,000,000 revolving credit facility from a new lender. See "Liquidity and Capital Resources" in ITEM 7. The Registrant also commenced in the third quarter of fiscal year 1996 an expense reduction program. This program included a reduction in the Registrant's employees, primarily in the areas of on-site technicians known as "quicktechs" and store cashiers, associated with the elimination of personal computers and other low margin products and a reduction in store support personnel by having showroom managers directly supervise store salespersons and conduct product training at the store level. See "Results of Operations Fiscal 1996 Compared to Fiscal 1995" in ITEM 7.

PRODUCTS

         The Registrant offers its customers an extensive selection of high-quality, brand-name entertainment and consumer electronic products, including products incorporating the latest technology and not generally carried by most of its competitors. In a typical store a customer can choose from more than 2,100 products from approximately 150 manufacturers.

         For the 1996 fiscal year the Registrant's products and services may be grouped into home and car audio, television and video, service, installation and product warranty, personal computer and miscellaneous products.

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

         The service, installation and product warranty group includes car stereo installation, custom home installation, repair services, delivery, installation and extended warranty contracts offered by the Registrant on behalf of a third party provider for most of its audio, video, car stereo and personal electronics merchandise.

         The personal computer product group included personal computers, peripherals and multi-media products.

         The miscellaneous product group includes personal and portable stereos, answering machines, home telephones, hand held audio systems, equipment and activation fees for cellular telephone service and home entertainment furniture.

         The table below shows the approximate percentage of the Registrant's sales for the fiscal years ended June 30, 1996, 1995 and 1994 attributable to each of the foregoing product groups. The personal computer product group, which was added in fiscal year 1995, was discontinued in January 1996.

                                                YEARS ENDED JUNE 30,
                                      --------------------------------------
PRODUCT GROUP                         1996             1995             1994
                                      ----             ----             ----

Home and Car Audio . . . . . .         44%              39%              43%
Television and Video   . . . .         35               33               36
Service, Installation and
 Product Warranty  . . . . . .         11               10               11
Miscellaneous Products . . . .          5               12               10
Personal Computer  . . . . . .          5                6                -
                                      ----             ----             ----

Total  . . . . . . . . . . . .        100%             100%             100%
                                      ====             ====             ====

         The percentage of sales by each product group is affected by promotional activities, consumer trends, store displays, the development of new products and elimination or reduction of existing products and, thus, the current mix may not be indicative of the mix in future years. See "Expansion" hereinbelow.

MARKETING STRATEGY

         The Registrant views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention and assistance to each customer. The Registrant trains its sales personnel to assist customers in their purchases by demonstrating products and providing information with respect to features, price, quality and system integration. At each store, audition rooms and segregated demonstration areas and displays of systems and products promote sales by enabling sales personnel to demonstrate the use of systems and products and by permitting customers to compare and test the performance and features of similar products and systems (particularly higher quality systems and products incorporating the latest technology and fully-integrated audio/video systems). Consistent with this approach to marketing, the Registrant during fiscal year 1996 has incorporated audio, video and furniture combinations to demonstrate the technology of home entertainment systems including home theater in a realistic setting. The Registrant also has a full-service personal and mobile electronics center in most of its stores.

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

         The Registrant builds customer satisfaction by offering a comprehensive customer support program. This program seeks to assure that each customer has the product or system best suited for that individual. Any merchandise sold by the Registrant may be auditioned on the customer's premises and, if a customer is not satisfied, may be returned within 30 days for a refund or exchanged for credit toward the purchase of another product or system. Customers are encouraged to upgrade speakers originally purchased from the Registrant by trading in such speakers within the first year for credit at the original purchase price toward the purchase of new speakers. Car audio products (if installed by the Registrant) carry a one year "defective replacement guaranty" and, once the Registrant installs car stereo equipment, a customer will not be charged for reinstallation into another car, for installing component upgrades or reinstalling after repair service. The Registrant's custom department will visit a customer's home to design and install audio and video products and systems. The Registrant believes that the costs of its customer support program is warranted in light of the additional sales and customer satisfaction created by such ongoing program.

ADVERTISING

         To support its marketing strategy the Registrant promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. Such advertising program consists of name recognition advertising emphasizing the Sound Advice name and its competitive prices, its broad and high-quality name brand product selection, available financing arrangements, its technically proficient sales force, its support program, its customer oriented showrooms and its customer service and repair program. In addition, newspaper and catalog advertisements and customer mailings are directed towards specific products and their prices and specific financing plans in connection with specific sales events and promotions. The Registrant has an extensive customer database which is used for targeting its mailings of catalogs and other promotional advertisements and materials.

         The table below shows the Registrant's net advertising expense as a percentage of net sales for the fiscal years ended June 30, 1996, 1995 and 1994. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                                  YEARS ENDED JUNE 30,
                                         -----------------------------------
                                           1996           1995         1994
                                           ----           ----         ----
                                                 (DOLLARS IN THOUSANDS)

Net advertising expense . . . . .        $6,476          $4,745       $4,832
Percentage of net sales . . . . .          3.8%            2.5%         2.8%


         In fiscal year 1996, net advertising expense substantially increased as compared to fiscal 1995 primarily as a result of a decrease in market development funds and other promotional amounts received from vendors and increased advertising expense incurred primarily during the first half of fiscal year 1996 in connection with increased competition for customers. The increase in net advertising expense as a percentage of net sales between fiscal years 1996 and 1995 was the result of the increase in total net advertising expense in fiscal year 1996 for the reasons discussed above combined with the decrease in net sales in fiscal year 1996. In fiscal 1995, net advertising expense remained substantially constant as compared to fiscal 1994 primarily as a result of an increase as compared to the prior fiscal year in market development funds and other promotional amounts received by the Registrant from vendors which offset increased advertising expense and the vendors' marketing support in connection with the Registrant's opening of an additional West Coast Store and the introduction of personal computers as part of its product line. In addition, the increase in net sales was generated, in part, by successful financing promotions in lieu of increasing advertising expenditures. Net advertising expense as a percentage of net sales decreased in fiscal 1995 from the prior fiscal year as a result of the increase in net sales in fiscal year 1995.

         The Registrant handles all of its advertising through its in-house advertising staff. The Registrant's use of an in-house staff allows it to be more flexible in decisions regarding advertising, to make changes to advertising copy on short notice to publicize special product promotions and to take advantage of new products and unexpected market developments on a timely basis.

OPERATIONS

         Suppliers, Purchasing and Distribution:

         The Registrant has no long-term merchandise purchase contracts or commitments. The Registrant acquires its products from approximately 150 manufacturers, five of which manufacturers account for a majority of total product purchases. Management believes that competitive sources of supply would be available for most of the Registrant's products in the event that one or more of its sources were no longer available. However, a loss of a primary source of supply could have an adverse impact on the Registrant and, to the extent that the unavailable source was for a product line for which the Registrant was the primary distributor in its markets, the Registrant most likely would only be able to replace these products with products that were widely available in its markets.

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

         Substantially all inventory purchased by the Registrant is shipped directly to its central distribution facility located in Deerfield Beach, Florida. Such facility is currently the central distribution facility for its stores. Inventory is also shipped to and distributed from the Registrant's support warehouses located in Tampa and Orlando (Winter Park), Florida, which service the West Coast Stores and Central Florida Stores, respectively. Each store receives shipments of inventory from the central distribution and/or support warehouse facilities, at least three times a week, and sometimes on a daily basis, thereby increasing availability to customers by enabling each store to maintain reasonable inventories of all products and promptly to replenish inventories of fast moving products. The Registrant believes that its distribution system allows it to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately 4.3, 4.2, and 4.0 times during the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

         The Registrant's management information system tracks current levels of sales, inventory, purchasing and other key information and provides management with information which facilitates merchandising, pricing, sales management and the management of warehouse and store inventories. This system enables management to review and analyze the performance of each of its stores and sales personnel on a periodic basis. The central purchasing department of the Registrant monitors current sales and inventory at the stores on a daily basis. In addition, the Registrant currently completes a physical inventory approximately 4 times a year and in between such physical inventories it periodically conducts a cycle count on selected types of inventory. The purchasing department also establishes the level of inventory required at each store and handles the replenishment of store inventory based on the current delivery or replenishment schedule. In the spring of 1994, the Registrant acquired certain communications equipment at an aggregate cost of approximately $700,000 at the same time it attempted to upgrade its existing computer system by installing a new retail management information system (the "Returned MIS System"). The installation of the Returned MIS System could not be successfully completed and it was returned to the vendor thereof as part of a settlement reached with such vendor. The communications equipment was installed and is currently in operation in conjunction with the Registrant's existing management information system. See "Liquidity and Capital Resources" in ITEM 7. and note (3)(b) of Notes to Consolidated Financial Statements. The Registrant is in the process of upgrading the computer hardware for its management information system, which includes some additional communications equipment, at an aggregate cost of approximately $750,000.

         Sales and Store Operations:

         Sales to customers are primarily made on a cash and bank credit card basis. In addition, customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card, which the Registrant makes available to its customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company without recourse to the Registrant. The Registrant also periodically, as part of its promotional activities, makes special financing programs available to its customers, some of which programs utilize a vendor issued credit card. A part of the cost of such special financing programs is at times borne by the Registrant. In addition, certain of the Registrant's vendors periodically participate with and support the Registrant in financing promotions.

         Each store has its own management structure consisting of a full time general showroom manager having overall responsibility at each location and a full time sales or operations manager under such general showroom manager. Certain of the Registrant's stores also have an individual in charge of the mobile electronics department. Each general showroom manager's and sales/operations manager's compensation is dependent in part on the store's gross profit. As of September 5, 1996, approximately 329 sales personnel working at the stores were compensated on a commission basis. Commission payment plans vary depending upon the type, price and/or gross margin of the product.

         As part of a restructuring during fiscal year 1996 of its sales management group to improve decision-making and communication throughout its corporate structure, the Registrant now has two regional sales vice presidents, each overseeing approximately one-half of the stores and who report to the Chief Executive Officer. The Registrant also utilizes, as part of its management team, a company-wide mobile sales director, a company-wide custom director and three in-store merchandisers. The Registrant has historically generally experienced employee stability with many sales persons moving up to positions of greater responsibility, although the Registrant does experience some turn-over of employees particularly during their initial six month period of employment. See "Employees" in this ITEM 1.

         Merchandise sold at a store is generally delivered to the customer at the store at the time of sale, with the exception of certain large screen televisions, home entertainment furniture and integrated systems for which the Registrant offers home delivery and installation service. In addition, the Registrant offers custom home audio and video installation service. The Registrant also installs car stereo systems, cellular telephones and car security systems at all but one of its stores.

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

         The Registrant offers, through an unrelated insurance company on a nonrecourse basis, an extended warranty contract for most of the audio, video and other merchandise it sells, whereby a customer is provided coverage beyond the warranty period covered by the manufacturer. The Registrant collects the retail sales price of the extended warranty contract from the customer and remits the customer information and the Registrant's cost for the contract to the insurance company. The warranty obligation is solely the responsibility of the insurance company, since the contract is between the customer and the insurance company. As an authorized service center for the insurance company, the Registrant may also perform the services required under the extended warranty contracts for which it is separately paid by the insurer. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Registrant's other products. Revenues from the sale of extended warranty contracts have historically averaged 5% to 6% of sales. See note (1)(j) of Notes to Consolidated Financial Statements.

         In connection with the promotion of the sale of extended warranty contracts, the Registrant had offered prior to March 1, 1993, and has commenced as of July 1994 to once again offer, the purchasers of such contracts the right to apply the amount of the sales price for an extended warranty contract, which has expired and has not been used for any repair or maintenance procedure, toward the purchase of merchandise, subject to such purchaser providing appropriate documentation verifying the purchase of such contract. Contracts issued on and after July 1, 1994, which are unused must be redeemed within a certain time period from the date of contract expiration. The Registrant records a liability at the time of sale for the estimated amount of redemptions under this incentive program. See the Consolidated Financial Statements and related notes appearing elsewhere in this report (in particular, note (1)(j) thereto).

EXPANSION

         During fiscal year 1996, the Registrant did not add, relocate or close any of its stores. Accordingly, during the past fiscal year and as of the date of this report, it operates 21 stores.

         During fiscal year 1997, the Registrant plans to relocate one of its remaining smaller East Coast Stores in order to increase the size of the showroom to its current format. The new facility will contain approximately 15,000 gross square feet. However, although the Registrant continues to explore the opening of new stores in geographic areas within its existing Florida distribution network and/or advertising radius in order to realize efficiencies and cost benefits as a result of the Registrant's clustering of stores, it currently has no plans to open any additional stores in fiscal year 1997.

         Management estimates that as of this time the cost (other than initial inventory) of opening an additional store or relocating a store built to suit for the Registrant by an owner or landlord is approximately $700,000 to $900,000. Management also currently estimates that, if the Registrant acquires an existing store location, it will cost between $900,000 and $1,100,000 to retrofit such property. Management estimates initial inventory cost for a new store to be approximately $1,000,000.

         The extent of any future expansion within or outside Florida is dependent on future general economic and business conditions, the Registrant's operating performance and the availability of sufficient financing. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - Liquidity and Capital Resources".

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


         The following table sets forth the Registrant's quarterly net sales in dollars and as a percentage of annual net sales for the three fiscal years ended
June 30, 1996:

                                                    NET SALES
                            -----------------------------------------------------------
                              1ST           2ND         3RD         4TH
                            QUARTER       QUARTER     QUARTER      QUARTER        TOTAL
YEAR ENDED                   (JULY-      (OCTOBER-   (JANUARY-     (APRIL-         FOR
 JUNE 30,                   SEPTEMBER)    DECEMBER)    MARCH)       JUNE)          YEAR
 --------                   ----------    ---------   ---------    ---------    --------
                                               (DOLLARS IN THOUSANDS)
1996  ...................   $  44,165    $  53,260    $  39,079    $  32,481    $168,985
        .................       26.1%        31.5%        23.1%        19.3%        100%

1995  ...................   $  46,721    $  60,854    $  43,781    $  39,148    $190,504
        .................       24.5%        31.9%        23.0%        20.6%        100%

1994  ...................   $  41,657    $  54,883    $  40,779    $  37,442    $174,761
        .................       23.9%        31.4%        23.3%        21.4%        100%


SERVICEMARKS

         The Registrant has registered the "Sound Advice" name in Florida. It has not registered the "Sound Advice" name with the United States Patent and Trademark Office. The Registrant is not aware of any adverse claims concerning the Registrant's use of the "Sound Advice" name.


COMPETITION

         The brand-name home entertainment and consumer electronics business is, and can be expected to remain, highly competitive, with price, customer service and financing plans or programs being the main competitive factors. The Registrant believes that it competes effectively on the basis of such factors and its product mix has been selected to include higher-end audio and video products not generally offered by many of its competitors. During fiscal year 1996 the Registrant reduced its offering of certain widely available low margin products in order to focus on more fully-featured products in those categories where the Registrant believes there is less competition. The Registrant's principal competitors include other retailers specializing in similar products, department stores, discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Registrant's competitors are national in scope and have greater financial resources than the Registrant.


EMPLOYEES

         As of September 5, 1996, the Registrant employed approximately 697 persons, of whom approximately 501 were commissioned persons, including approximately 79 car stereo and mobile installers, 33 service department technicians and 60 delivery and custom installers. Substantially all of the Registrant's employees are full-time. The Registrant's employees are not unionized and it has never experienced a strike or work stoppage. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES.

         The Registrant's 21 stores are located in four geographic areas on the east and west coasts of Florida, in north central Florida and in Jacksonville, Florida. Most of the Registrant's stores are between 15,000 and 17,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and, in all but one store, car audio and accessory installation. The stores are generally located either in free standing buildings or in multi-store shopping centers. The stores are generally close to regional malls or in shopping districts. The following map displays the locations of the Registrant's 21 stores.

                                 STORE LOCATIONS

A map of Florida indicates the general location of the Registrant's 21 stores in the four geographic areas.

JACKSONVILLE STORES                                EAST COAST STORES
Jacksonville (Regency)                             West Palm Beach
Jacksonville (Orange Park)                         Boca Raton
                                                   Plantation
CENTRAL FLORIDA STORES                             Ft. Lauderdale
Orlando (East Colonial)                            Hollywood
Orlando (Sandlake)                                 North Miami Beach
Altamonte Springs                                  Hialeah
                                                   Coral Gables
WEST COAST STORES                                  West Kendall
Tampa (2)                                          South Kendall
Clearwater
St. Petersburg
Sarasota
Fort Myers

         All of the Registrant's 21 stores are currently leased or subleased, one of which is accounted for as a capital lease. Leases expire on various dates between 1997 and 2014, without giving effect to renewal options. The average unexpired lease term of the Registrant's stores is approximately 17 years if the renewal options are included.

         Generally, the store leases provide for a base rental with annual cost of living adjustments or stipulated annual percentage increases (or a combination thereof) and do not provide for a percentage of sales in addition to the fixed rent. In addition, the leases generally require the Registrant to pay all or a portion of the real estate taxes and assessments, utilities, insurance and/or common area and interior maintenance and repairs. See notes (8) and (9) of Notes to Consolidated Financial Statements.

         The Registrant's headquarters are located in a 53,850 square foot facility which contains its executive offices, accounting, data processing, purchasing and advertising operations, service and repair center. The lease expires in March 1999 (exclusive of one ten-year renewal option). The Registrant's 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of its corporate headquarters. The lease for such facility expires in May 1998 (exclusive of two five-year renewal options). A sales training center for the East Coast Stores and the Registrant's custom sales department were relocated during fiscal year 1995 from its corporate headquarters to its Hollywood store.

         The Registrant occupies an approximate 12,500 square foot leased facility in Tampa, Florida area which is used as a warehouse and support facility for the West Coast Stores. The lease for such facility expires in January 1998 (exclusive of one 3-year renewal option). The Registrant also occupies an approximate 10,000 square foot leased facility in Orlando (Winter
Park), Florida which is used as a warehouse and support facility for the Central Florida Stores. The lease for such facility expires in May 2000.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

          Pursuant to General Instruction G(3) of Form 10-K, the information regarding executive officers of the Registrant called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

          The following table sets forth the name, age (as of September 15, 1996) and position(s) held by each executive officer of the Registrant:

NAME                               AGE          POSITION(S) WITH
- ----                               ---          REGISTRANT
                                                ----------

Peter Beshouri                      42          Director, Chairman of the
                                                Board, President and
                                                Chief Executive Officer

Michael Blumberg                    48          Director, Senior Vice
                                                President and Secretary

Christopher O'Neil                  43          Executive Vice President,
                                                Chief Operating Officer
                                                and Assistant Secretary

Kenneth L. Danielson                46          Chief Financial and
                                                Accounting Officer and
                                                Treasurer

          The Registrant's officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

          PETER BESHOURI, who has been an employee of the Registrant since 1974, has served as Chairman of the Board and Chief Executive Officer of the Registrant since August 1982. Prior thereto he was the general sales manager of the Registrant, as well as having served as a showroom manager and district manager. He was elected President of the Registrant in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with the Registrant and a former chief financial officer of the Registrant, voluntarily agreed with the Securities and Exchange Commission ("SEC"), without admitting or denying any wrongdoing, to the entry of a cease and desist order by the SEC concerning the Registrant's Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in such order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with the Registrant violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. No censure, fine or penalty was imposed by the SEC on Mr. Beshouri.

          MICHAEL BLUMBERG, a founder and a director of the Registrant, was elected a Vice President in August 1982, Vice President Purchasing and Finance in May 1986, Vice President-Purchasing and Marketing in December 1987, and Senior Vice President in May 1989. From the Registrant's inception until February 1995, Mr. Blumberg served as Treasurer of the Registrant and, since October 13, 1989, he has also been serving as Secretary of the Registrant. His responsibilities include overall supervision of all purchasing and selecting new product categories and lines for the Registrant, as well as consulting with certain of the Registrant's manufacturers in connection with product design.

          CHRISTOPHER O'NEIL joined the Registrant in 1979 as a car audio buyer. He was elected Vice President-Purchasing of the Registrant in May 1986, Vice President-Car Audio Purchasing in May 1989 and his title was changed to Vice President/Purchasing in May 1990. Effective February 1992, Mr. O'Neil was elected Executive Vice President and Chief Operating Officer of the Registrant. In his current position, his principal responsibilities are the supervision of service, warehouse, distribution security and product support functions for the Registrant's stores. Since December 1990, Mr. O'Neil has also served as an Assistant Secretary of the Registrant.

          KENNETH L. DANIELSON joined the Registrant in September 1993 and effective October 1993 assumed the responsibilities of and became Chief Financial Officer of the Registrant. In February 1995, he was also elected Treasurer. Prior to joining the Registrant, Mr. Danielson was employed by Storer Communications, Inc. ("Storer"), a large television broadcasting and cable company based in Miami, Florida, for approximately 15 years. During his employment with Storer, Mr. Danielson held various positions, including Director of Accounting, Assistant Treasurer, Vice President, Treasurer and Chief Financial Officer, with his positions as Vice President, Treasurer and Chief Financial Officer being held concurrently from November 1988 through August 1993. Prior to Mr. Danielson's employment by Storer, he was employed by Coopers & Lybrand from 1971 to 1978. Mr. Danielson is a certified public accountant.

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

                                                     PRICES
                                             --------------------
                                                High         Low
                                                ----         ---
1995

First Quarter (7/1/94 to 9/30/94)             $7-3/8       $5-1/2
Second Quarter (10/1/94 to 12/31/94)           6-3/4        5-1/8
Third Quarter (1/1/95 to 3/31/95)              6-1/8        3-7/8
Fourth Quarter (4/1/95 to 6/30/95)             4-1/8        2-3/8

1996

First Quarter (7/1/95 to 9/30/95)             $3-1/2       $2-3/8
Second Quarter (10/1/95 to 12/31/95)           2-5/8        1-1/8
Third Quarter (1/1/96 to 3/31/96)              2-1/4        1-3/8
Fourth Quarter (4/1/96 to 6/30/96)             2-7/8        1-1/2

          As of September 15, 1996, there were approximately 225 holders of record of the Common Stock, and, based upon information previously provided to the Registrant by depositories and brokers, the Registrant believes it has in excess of 500 beneficial owners.

         The Registrant has never paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future. The Registrant has been and continues to be prohibited under its revolving credit facility from paying cash dividends. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - Liquidity and Capital Resources."


ITEM 6.   SELECTED FINANCIAL DATA.

          The selected financial data for fiscal years 1996, 1995, 1994, 1993 and 1992 should be read in conjunction with the Consolidated Financial
Statements and related notes and independent auditors report appearing elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS."

                                                                          YEARS ENDED JUNE 30,
                                             -------------------------------------------------------------------------------

                                                  1996             1995            1994                1993             1992
                                             -----------      ------------     ----------           ----------         ---------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Net Sales................................... $   168,985      $    190,504     $   174,761          $  158,089        $ 137,670
Cost of Goods Sold .........................     119,775           134,800         119,373             107,726           97,810
                                             -----------      ------------     -----------          ----------         ---------
Gross Profit ...............................      49,210            55,704          55,388              50,363           39,860
Selling, General, and
   Administrative Expense...................      52,393            54,502          50,891              49,150           43,251
Loss Due to Impairment
   of Asset (1) ............................           -               400              -                   -               -
(Loss) Income From                           -----------      ------------     -----------          ----------         ---------
   Operations...............................      (3,183)              802           4,497               1,213           (3,391)
Other Income (Expense):
    Interest Expense........................      (1,526)          (1,425)            (503)               (584)          (1,037)
    Provision for Shareholder
      Settlement(2).........................           -               56           (1,252)                  -               -
    Other, Net .............................          (4)             (66)              (7)              1,060               26
(Loss) Income Before                         ------------     ------------     ------------         ----------         ---------
   Income Taxes (Benefit) ..................      (4,713)            (633)           2,735               1,689           (4,402)
Income Taxes (Benefit)......................        (486)            (152)           1,008                 561           (1,473)
Net (Loss) Income Before                     ------------     ------------     ------------         -----------        ---------
  Cumulative Effect of
  Change in Accounting
  Principle.................................      (4,227)            (481)           1,727               1,128           (2,929)
Cumulative Effect of Change
  in Accounting Principle(3)................           -                -                -                   -              442
                                             ------------     ------------     ------------         ----------          --------
Net (Loss) Income   ........................ $    (4,227)     $      (481)     $     1,727(2)       $    1,128        $  (2,487)
                                             ===========      ===========      ===========          ==========        =========
(Loss) Income per Common and
  Common Equivalent Share:
  Net (Loss) Income Before
     Cumulative Effect of
     Change in Accounting
     Principle(3)........................... $    (1.13)      $     (.13)      $       .46(2)       $      .30        $     (.79)
  Cumulative Effect of
     Change in Accounting
     Principle (3) .........................          -                -                 -                   -               .12
                                             ------------     ------------     ------------         ----------        ----------
  Net (Loss) Income ........................ $    (1.13)      $     (.13)      $       .46(2)       $      .30        $     (.67)
                                             ===========      ===========      ===========          ==========        ==========
Pro Forma Amounts Assuming
   Change in Accounting
   Principle is Applied
   Retroactively (3):
   Net (Loss) Income.......................                                                                            $  (2,929)
                                                                                                                       =========
   Net (Loss) Income Per
     Share.................................                                                                            $    (.79)
                                                                                                                       =========
Weighted Average Number of
     Shares Outstanding.....................      3,729            3,729             3,743               3,722             3,716
                                             ===========      ===========      ===========          ==========         =========

                                                   YEARS ENDED JUNE 30,
                                    -----------------------------------------------
                                      1996      1995      1994      1993      1992
                                    -------   -------   -------   -------   -------
                                                 (Dollars in Thousands)
BALANCE SHEET DATA:
Current Assets ..................   $34,645   $39,191   $41,642   $31,574   $36,368
Current Liabilities .............    26,019    29,107    27,997    19,858    29,974
Working Capital .................     8,625    10,084    13,645    11,717     6,394
Total Assets ....................    49,056    56,702    57,537    46,384    51,861
Borrowings Under Revolving
  Credit Facility ...............     9,100     8,677     9,730     4,810    18,743
Current Installments of Long-Term
  Debt (included in Current
  Liabilities) ..................       161     2,674     1,238       682        21
Long-Term Debt (excluding
   current installments) ........       746       908     3,575     3,273       534
Shareholders' Equity ............    17,169    21,396    21,933    19,181    18,044

STORE DATA:
Number of Stores Open
  at End of Period ..............        21        21        20        20        20(4)
Weighted Average Net
  Sales Per Store(5)(6) .........   $ 8,047   $ 9,261   $ 8,738   $ 8,038   $ 7,578

- ---------------
(1) The Loss Due to Asset Impairment in the amount of $400,000 in fiscal year 1995 relates to the return of the Returned MIS System to, and settlement with, the vendor thereof as a result of the unsuccessful installation and implementation of such system. See "ITEM 1. BUSINESS - Operations" and note (7) of Notes to Consolidated Financial Statements.

(2) The Provision for Shareholder Settlement relates to the global settlement in fiscal 1994 of the consolidated class action against the Registrant. In such settlement the Registrant (i) paid a cash amount totaling approximately $141,000 and (ii) issued 306,335 warrants to purchase its common stock, which warrants were valued at $3.00 per warrant, as its portion of the total maximum settlement amount of approximately $2,765,000. See note (10) of Notes to Consolidated Financial Statements. Excluding the Provision for Shareholder Settlement, which was equivalent to approximately $788,000 or $.21 per share after taxes, Net Income would have been $2,515,000 or $.67 per share for fiscal year 1994. Based on the actual aggregate amount of claims made, the Registrant only issued 306,335 warrants to purchase its common stock out of a maximum number of 325,000 warrants available as part of the shareholder settlement. Accordingly, the Provision for Shareholder Settlement was adjusted in fiscal 1995 by a credit to income of $56,000.

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

(6)    Excludes Winter Park store.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

         The following tables set forth for fiscal years ended June 30, 1996, 1995 and 1994 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                                                               PERIOD TO PERIOD
                                                 ITEMS AS A PERCENTAGE                        PERCENTAGE INCREASE
                                                     OF NET SALES                                / (DECREASE)
                                         --------------------------------------           -------------------------
                                                     YEARS ENDED                                  YEARS ENDED
                                                       JUNE 30,                                    JUNE 30,
                                         --------------------------------------           -------------------------
                                          1996            1995            1994            1995-96           1994-95
                                         ------          ------          ------           -------           -------
Net Sales...........................      100.0%          100.0%         100.0%           ( 11.3)%            9.0%
Cost of Goods Sold..................       70.9            70.8           68.3            ( 11.1)            12.9
                                          -----           -----           ----
Gross Profit........................       29.1            29.2           31.7            ( 11.7)             0.6
Selling, General and Admini-
  strative Expense..................       31.0            28.6           29.1            (  3.9)             7.1
Loss Due to Impairment of
 Asset..............................          -             0.2              -                **               **
                                          -----           -----          -----
(Loss) Income from
  Operations........................       (1.9)            0.4            2.6            (497.2)           (82.2)
Other Income (Expense):
  Interest Expense..................       (0.9)           (0.7)          (0.3)              7.1            183.4
  Other Expense, Net................          *               *           (0.7)           ( 62.5)           (99.2)
                                          -----          ------          -----
(Loss) Income Before Income
  Taxes (Benefit)...................       (2.8)           (0.3)           1.6             645.0               **
                                          =====           =====          =====
Net (Loss) Income...................       (2.5)%          (0.3)%          1.0%            779.1%              **  %
                                          =====           =====          =====

- ----------------
*    Negligible
**   Not meaningful

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales for the fiscal year ended June 30, 1996, were approximately $168,985,000, a decrease of approximately $21,519,000 or 11.3% over the prior fiscal year. The decrease in net sales overall is primarily attributable to the Registrant's decision to eliminate personal computers and other nonperforming low margin products from the product mix and increased competition on widely available lower end electronic products. In addition, net sales declined during the first three months of fiscal year 1996 primarily as a result of weather related effects of Hurricane Erin during the Registrant's annual August scratch and dent sale. The Registrant believes that part of the reduction is also attributable to consumer concerns over the general economy and increased levels of consumer debt. Comparable store net sales decreased 14% in fiscal year 1996 compared to fiscal year 1995. The comparable store net sales were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994. The Registrant's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Registrant has realized more of its net sales and operating income in the second quarter ending in December.

         Gross profit for fiscal year 1996 was approximately $49,210,000, a decrease of approximately $6,494,000 or 11.7% over the prior fiscal year. Gross profit as a percentage of net sales decreased slightly to 29.1% for the fiscal year ended June 30, 1996, as compared to 29.2% for the prior fiscal year. The overall reduction in gross profit is related to the reduction in net sales and includes a $1,500,000 provision in the second quarter of fiscal 1996 for loss on personal computer inventory and related accessories in connection with such product category's elimination from the Registrant's product mix through subsequent sale and disposal. See note (7) of Notes to Consolidated Financial Statements. Exclusive of this loss provision, the gross profit percentage was 30.0% in fiscal year 1996. This increase from the prior fiscal year is directly related to the Company's renewed specialty retailing focus on value added selling in the core product categories of high end audio, video and mobile electronics during the second half of fiscal year 1996.

         Selling, general and administrative expense ("SG&A") for the fiscal year ended June 30, 1996, was approximately $52,393,000, a decrease of approximately $2,109,000 or 3.9% over the prior fiscal year. The overall decrease is primarily attributable to cost reduction programs initiated by the Registrant during the second half of the fiscal year which were partially offset by increased selling expenses during the first half of the fiscal year. See "ITEM 1. BUSINESS - General." The increased selling expenses reflected the net effect of increased advertising expenditures over reduced salesmen's commissions on lower sales volume. In addition, in fiscal year 1995 the Registrant's operations were impacted by a $400,000 provision for asset impairment. See "Fiscal 1995 Compared to Fiscal 1994" hereinbelow. SG&A as a percentage of net sales increased to 31.0% from 28.8% (inclusive of the provision for asset impairment) in the prior fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous fiscal year.

         Interest expense for the fiscal year ended June 30, 1996, was $1,526,000, an increase of $102,000 from the prior fiscal year. The increase was primarily reflective of interest rate increases and fees paid under the Registrant's prior and new revolving credit facilities during fiscal year 1996.

         For the fiscal year ended June 30, 1996, the effective income tax benefit was 10.3% and for fiscal year 1995 the effective income tax benefit was 24.0%. The recorded tax benefit in fiscal year 1996 excludes the recognition of temporary differences which cannot be recovered from federal income taxes paid during the loss carryback period. See note (4) of Notes to Consolidated Financial Statements.

         Net loss for the fiscal year ended June 30, 1996, was approximately $4,227,000, or $1.13 per share, compared to net loss of approximately $481,000, or $.13 per share, for the prior fiscal year. The net loss in fiscal year 1996 was primarily attributable to the reduction in net sales and the corresponding reduction in gross profit (of which $1,500,000 is attributable to the provision for loss on personal computers). The overall reduction in gross profit was only partially offset by the net reduction in SG&A.

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

         SG&A for the fiscal year ended June 30, 1995, was approximately $54,502,000, an increase of approximately $3,611,000 or 7.1% over the prior fiscal year. The overall increase includes a $197,000 write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore metropolitan area, but does not include a $400,000 provision for asset impairment relating to the return of the Returned MIS System to, and settlement with, the vendor thereof (see note (7) of Notes to Consolidated Financial Statements). The remaining increase is attributable to commissions on increased sales, expenses associated with the Registrant's entry into the personal computer business, changes in certain store level compensation programs, increased payroll related costs, increased depreciation and amortization expenses and costs associated with the unsuccessful implementation of the Returned MIS System. Even with the inclusion of the provision for asset impairment and the write-off of expenses associated with the postponed entry into the Washington, D.C./Baltimore market, SG&A as a percentage of net sales decreased to 28.8% from 29.1% in the prior fiscal year.

         During fiscal year 1994, the Registrant recorded a provision for shareholder settlement of $1,252,000 in connection with a global settlement of class actions filed in May 1992 against the Registrant and others. The provision for shareholder settlement reflected the value of its common stock purchase warrants contemplated to be issued in connection with such settlement, the Registrant's portion of the cash settlement and other expenses associated with the settlement. In 1995, this amount was reduced by $56,000 based upon the actual number of warrants issued. See note (10) of Notes to Consolidated Financial Statements.

         Interest expense for the fiscal year ended June 30, 1995, was $1,425,000, an increase of $922,000 from the prior fiscal year. The increase was primarily reflective of the increased borrowing under the Registrant's then existing revolving credit facility, additional outstanding term loans and higher interest rates during fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         On April 12, 1996, the Registrant replaced its then existing $16,000,000 revolving credit and term loan facility with a new $25,000,000 revolving credit facility from a new lender, Foothill Capital Corporation ("Foothill"). Under the new revolving credit facility, the Registrant is able to borrow, repay and reborrow based upon a borrowing base equal to the lesser of 65% of eligible inventory (as defined) at cost or 50% of eligible inventory at retail selling price. The availability is reduced by outstanding letters of credit which are limited to $3,000,000. The revolving credit facility matures on July 31, 1998, and bears interest on the outstanding balance at prime plus 1%. The Registrant paid a .625% commitment fee in connection with the closing of such financing and is obligated to pay additional commitment fees of .5% annually on the total facility and a monthly fee on the unused portion of the commitment of .375% per annum. The new loan and security agreement contains various affirmative and negative covenants including those requiring the Registrant to (i) maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1.0, (ii) maintain a quarterly ratio of total liabilities to tangible net worth of not more than 2.75 to 1.0, (iii) maintain tangible net worth at the end of each quarter of at least $14,000,000 and (iv) maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses from and after April 1, 1996, may not exceed $4,000,000. The loan and security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments and prohibits cash dividends and the repurchase of capital stock. Borrowings under the new revolving credit facility are collateralized by all of the Registrant's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. See note (3) of Notes to Consolidated Financial Statements for a further discussion of the Registrant's new revolving credit facility.

         On May 4, 1994, the Registrant had obtained a five year term loan of approximately $1,608,000 from General Electric Capital Corporation ("GECC") for the purpose of financing the majority of the Returned MIS System and certain communications equipment. The interest rate under the GECC financing is based upon a short term commercial paper rate plus 259 basis points. The Registrant has the option to convert to a fixed interest rate loan based on certain Treasury Note rates tied to the then remaining term of the loan plus 310 basis points. The repayment of such financing was originally collateralized by the Returned MIS System and certain communications equipment. As part of the return of the Returned MIS System to and the settlement reached with the vendor thereof, the outstanding principal amount of the GECC financing was reduced to approximately $575,000 in July 1995 and, as a result, is now repayable in consecutive monthly installments of principal and interest in the approximate amount of $13,800 each and a final installment of unpaid principal and interest due on May 1, 1999. The remaining unpaid balance of such financing remains collateralized by certain computer equipment. See "ITEM 1. BUSINESS - Operations" and note 3(b) of Notes to Consolidated Financial Statements.

         The Registrant had working capital of approximately $8,625,000 as of June 30, 1996, a decrease of approximately $1,459,000 from June 30, 1995. The decrease in working capital between fiscal years was a result, in part, of the net loss of the Registrant and the decrease by approximately $4,172,000 in inventory and $1,525,000 in receivables, which was offset, in part, by increases in cash of approximately $960,000 and income taxes receivable of approximately $619,000 and the reduction by approximately $2,512,000 in current installments of long-term debt and $1,234,000 in cash overdrafts. The decrease in the Registrant's inventory by $4,172,000 as of June 30, 1996, as compared to June 30, 1995, is primarily attributable to the Registrant's eliminating personal computers and related products from its product mix and implementing an inventory reduction program commencing in the third quarter of fiscal 1995 in order to reduce the level of inventory required to support the Registrant's sales volume and to improve inventory turns.

         Interest rates under Registrant's revolving credit facilities fluctuated between 8.25% and 9.25% during fiscal year 1996. As of June 30, 1996, the outstanding borrowings under the Registrant's new revolving credit facility were $9,100,000. Over the past several years, trade creditors have reduced the period by which payment must be made in order to be eligible for cash or payment discounts. Accordingly, the Registrant has used its revolving credit facilities in part to take advantage of such discounts.

         The Registrant's ownership of its former Ft. Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $470,000 at June 30, 1996. See "ITEM 2. PROPERTIES." Such loan bears interest at the rate of 1/2 of 1% above the prime rate of such lender (such lender's prime rate was 8.75% at June 30, 1996) and is payable in one hundred ninety consecutive monthly installments of principal in the amount of $1,779 each, together with accrued interest, and in one balloon principal payment of approximately $428,300, together with any accrued and unpaid interest, due on July 12, 1998.

         The Registrant currently believes that funds from the Registrant's operations combined with borrowings available under its new revolving credit facility with Foothill and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 1997, including those capital expenditures required in connection with the relocation of one of its East Coast Stores and certain upgrades in its management information system and communications equipment. See "Operations - Suppliers, Purchasing and Distribution" and "Expansion" in ITEM 1. However, the Registrant would need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any material expansion program beyond fiscal year 1997.

IMPACT OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-20 and S-1 herein are filed as part of this report and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1996.

                               Sound Advice, Inc.

                               By: \s\ PETER BESHOURI
                                  -------------------------------------
                                  Peter Beshouri, Chairman of
                                  the Board, President and
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                           TITLE                           DATE
        ---------                           -----                           ----
                                   Chairman of the Board,
\s\ PETER BESHOURI         President and Chief Executive Officer
- --------------------------      (Principal Executive Officer)       September 27, 1996
Peter Beshouri
                                          Director,
                                    Senior Vice President
\s\ MICHAEL BLUMBERG                         and
- --------------------------                Secretary                 September 27, 1996
Michael Blumberg

\s\ G. KAY GRIFFITH
- --------------------------
G. Kay Griffith                           Director                  September 27, 1996

\s\ HERBERT A. LEEDS
- --------------------------
Herbert A. Leeds                          Director                  September 27, 1996

\s\ RICHARD W. MCEWEN
- --------------------------
Richard W. McEwen                         Director                  September 27, 1996

\s\ JOSEPH PICCIRILLI
- --------------------------
Joseph Piccirilli                         Director                  September 27, 1996

\s\ GREGORY STURGIS
- --------------------------
Gregory Sturgis                           Director                  September 27, 1996

                                     Chief Financial Officer
                                          and Treasurer
\s\ KENNETH L. DANIELSON           (Principal Financial and
- --------------------------            Accounting Officer)           September 27, 1996
Kenneth L. Danielson

                                       26

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

Independent Auditors' Report                                         F-2

Consolidated Financial Statements:
     Consolidated Balance Sheets                                     F-3 to F-4
     Consolidated Statements of Operations                           F-5
     Consolidated Statements of Changes in
         Shareholders' Equity                                        F-6
Consolidated Statements of Cash Flows                                F-7 to F-8
Notes to Consolidated Financial Statements                           F-9 to F-20

Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts                 S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                /s/  KPMG PEAT MARWICK LLP

Fort Lauderdale, Florida
September 18, 1996

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1996 AND 1995


               ASSETS                                1996              1995
                                                 ------------      ------------
Current assets:                                  $  1,007,231            46,950
     Cash
     Receivables:
          Vendors                                   3,259,226         4,232,746
          Trade                                       623,840         1,010,135
          Employees                                   217,742           280,755
                                                 ------------      ------------
                                                    4,100,808         5,523,636

          Less allowance for doubtful
            accounts                                 (572,000)         (470,000)
                                                 ------------      ------------
                                                    3,528,808         5,053,636

     Inventories, net                              27,587,101        31,758,744
     Prepaid and other current assets                 638,113         1,242,569
     Deferred tax assets                              712,930           537,308
     Income taxes receivable                        1,170,571           551,683
                                                 ------------      ------------

               Total current assets                34,644,754        39,190,890

Property and equipment, net                        13,947,974        15,858,913

Deferred tax asset, net                                96,098         1,003,157

Other assets                                          196,035           453,698

Goodwill, net                                         170,891           195,341
                                                 ------------      ------------

                                                 $ 49,055,752        56,701,999
                                                 ============      ============

See accompanying notes to consolidated financial statements.

     LIABILITIES AND SHAREHOLDERS' EQUITY                 1996          1995
                                                       -----------   -----------
Current liabilities:
     Borrowings under revolving credit facility        $ 9,100,115     8,677,413
     Accounts payable                                   11,605,540    11,091,255
     Cash overdraft                                           --       1,234,066
     Accrued liabilities                                 5,152,353     5,430,521
     Current installments of long-term debt                161,406     2,673,570
                                                       -----------   -----------

               Total current liabilities                26,019,414    29,106,825

Long-term debt, excluding current installments             745,564       907,913
Capital lease obligation                                   815,940       821,277
Other liabilities and deferred credits                   4,305,995     4,469,969
                                                       -----------   -----------

                                                        31,886,913    35,305,984
                                                       -----------   -----------

Shareholders' equity:
     Common stock; $.01 par value. Authorized
        10,000,000 shares; issued and
        outstanding 3,728,894 shares in
        1996 and 1995                                       37,289        37,289
     Additional paid-in capital                         11,058,655    11,058,655
     Retained earnings                                   6,072,895    10,300,071
                                                       -----------   -----------

               Total shareholders' equity               17,168,839    21,396,015


Commitments and contingencies

                                                       -----------   -----------
                                                       $49,055,752    56,701,999
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR EACH OF THE YEARS IN THE THREE-YEAR
                           PERIOD ENDED JUNE 30, 1996

                                           1996             1995             1994
                                      -------------    -------------    -------------
Net sales                             $ 168,984,777      190,503,745      174,760,907
Cost of goods sold                      119,774,833      134,800,287      119,372,566
                                      -------------    -------------    -------------

          Gross profit                   49,209,944       55,703,458       55,388,341

Selling, general and
   administrative expense                52,393,352       54,501,903       50,891,343
Loss due to impairment of asset                --            400,000             --
                                      -------------    -------------    -------------
          (Loss) income from
             operations                  (3,183,408)         801,555        4,496,998

Other income (expense):
   Interest expense                      (1,526,199)      (1,424,693)        (502,730)
   Provision for shareholder
      settlement                               --             56,000       (1,252,000)
   Other income (expense)                    (3,569)         (65,529)          (6,774)
                                      -------------    -------------    -------------
          (Loss) income before
             income taxes (benefit)      (4,713,176)        (632,667)       2,735,494

Income taxes (benefit)                     (486,000)        (151,840)       1,008,350
                                      -------------    -------------    -------------

          Net (loss) income           $  (4,227,176)        (480,827)       1,727,144
                                      =============    =============    =============
Common and common equivalent
   per share amounts:

          Net (loss) income
             per share                $       (1.13)   $        (.13)             .46
                                      =============    =============    =============
Weighted average number of
   shares outstanding                     3,728,894        3,728,894        3,742,861
                                      =============    =============    =============

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR EACH OF THE YEARS IN THE THREE-YEAR
                           PERIOD ENDED JUNE 30, 1996

                                COMMON      COMMON      ADDITIONAL         RETAINED
                             STOCK SHARES    STOCK    PAID-IN CAPITAL   EARNINGS (LOSS)      TOTAL
                             ------------   -------   ---------------   ---------------    ----------
Balance, June 30, 1993        3,718,894     $37,189      10,089,755        9,053,754       19,180,698

     Net income                    --          --              --          1,727,144        1,727,144

     Issuance of common
        stock                    10,000         100          49,900             --             50,000

     Common stock
        warrant valuation          --          --           975,000             --            975,000
                              ---------     -------     -----------      -----------      -----------

Balance, June 30, 1994        3,728,894      37,289      11,114,655       10,780,898       21,932,842

     Net loss                      --          --              --           (480,827)        (480,827)

     Adjustment to common
        stock warrant
        valuation                  --          --           (56,000)            --            (56,000)
                              ---------     -------     -----------      -----------      -----------

Balance, June 30, 1995        3,728,894      37,289      11,058,655       10,300,071       21,396,015

     Net loss                      --          --              --         (4,227,176)      (4,227,176)
                              ---------     -------     -----------      -----------      -----------

Balance, June 30, 1996        3,728,894     $37,289      11,058,655        6,072,895       17,168,839
                              =========     =======     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR EACH OF THE YEARS IN THE THREE-YEAR
                           PERIOD ENDED JUNE 30, 1996

                                                   1996           1995           1994
                                               -----------    -----------    -----------
Cash flows from operating activities:
     Net (loss) income                         $(4,227,176)      (480,827)     1,727,144
     Adjustments to reconcile net (loss)
        income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization         3,273,013      3,322,041      2,788,200
           Provision for asset impairment             --          400,000           --
           Deferred income taxes                   731,437       (285,157)      (211,905)
           Loss on sale of assets                   11,386         65,529         19,669
           Common stock warrant valuation             --          (56,000)       975,000
           Changes in operating assets
              and liabilities:
                 Decrease (increase) in:
                    Receivables                  1,524,828       (608,326)      (222,390)
                    Inventories                  4,171,643      3,370,921     (9,857,960)
                    Prepaid and other
                       current assets              604,456        684,391       (755,257)
                    Income taxes receivable       (618,888)      (183,683)     1,205,055
                    Other assets                    72,961         15,096       (262,978)
                 Increase (decrease) in:
                    Accounts payable               514,285      1,282,108      3,115,900
                    Accrued liabilities           (278,168)        28,824      1,371,467
                    Other liabilities             (163,974)       437,672        (40,289)
                                               -----------    -----------    -----------
                    Net cash provided by
                       (used in) operating
                       activities                5,615,803      7,992,589       (148,344)
                                               -----------    -----------    -----------
Investing activities:
     Capital expenditures                       (1,164,308)    (5,115,790)    (3,861,758)
                                               -----------    -----------    -----------
                    Net cash used in
                       investing activities     (1,164,308)    (5,115,790)    (3,861,758)
                                               -----------    -----------    -----------
Financing activities:
     Net borrowings (repayments) under
        revolving credit facility                  422,702     (1,052,272)     4,919,287
     Repayments of long-term debt               (2,674,513)    (1,231,170)      (749,483)
     Decrease in cash overdraft                 (1,234,066)      (589,190)    (1,823,256)
     Reduction in capital lease
        obligation                                  (5,337)        (2,209)          --
     Proceeds from issuance of
        long-term debt                                --             --        1,607,661
     Proceeds from issuance of
        common stock                                  --             --           50,000
                                               -----------    -----------    -----------
                    Net cash (used in)
                       provided by financing
                       activities              $(3,491,214)    (2,874,841)     4,004,209
                                               ===========    ===========    ===========

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                   1996           1995           1994
                                               -----------    -----------    -----------
Increase (decrease) in cash                    $   960,281          1,958         (5,893)

Cash, beginning of year                             46,950         44,992         50,885
                                               -----------    -----------    -----------

Cash, end of year                              $ 1,007,231         46,950         44,992
                                               ===========    ===========    ===========
Supplemental disclosures of cash
   flow information:
      Interest paid                            $ 1,371,736      1,281,687        496,608
                                               ===========    ===========    ===========
      Income taxes paid, net
         of refunds                            $  (598,549)       317,000         98,496
                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 and 1994


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  DESCRIPTION OF BUSINESS

              Sound Advice, Inc. and subsidiaries (the "Company") operate in a single business segment, the retailing and servicing of home and car audio systems, video products, cellular telephones, personal electronics, home entertainment furniture and related customized services and accessories. Its operations are conducted in Florida through 21 stores and three support centers.

         (b)  PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


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

         (d)  INVENTORIES

              Merchandise and service parts inventories are stated at the lower of cost or market. Cost is determined using a moving average which approximates the first-in, first-out method and is recorded net of volume and purchase discounts and rebates.

              The Company allocates to inventory certain costs associated with purchasing, transporting and warehousing of inventories. For the years ended June 30, 1996 and 1995, allocated purchasing, transporting and warehousing costs were $3,487,000 and $3,975,000, respectively, with $882,000 and $988,000 remaining in inventory at June 30, 1996 and 1995, respectively.

                                      F-9                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (e)  PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method.

                   DESCRIPTION                  YEARS
                   -----------                  -----
                   Building                     30
                   Furniture and equipment      5 to 7
                   Leasehold improvements       15 or term of lease, if shorter
                   Display fixtures             7
                   Vehicles                     5

         (f)  GOODWILL

              Goodwill is amortized on a straight-line basis over 15 years. Goodwill is presented net of accumulated amortization of $195,859 and $171,409 at June 30, 1996 and 1995, respectively.

         (g)  PREOPENING COSTS

              Costs incurred in the opening of new stores are capitalized and amortized over a one-year period following the opening of each new store. At June 30, 1996 and 1995, capitalized preopening costs, net, totaled $-0- and $161,200, respectively. Amortization of preopening costs was approximately $161,200, $94,500, and $24,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

         (h)  NET (LOSS) INCOME PER SHARE


              Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents in 1994 represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. Common stock equivalents are not included in net (loss) income per share in 1996 and 1995 because their effect would be anti-dilutive.

         (i)  INCOME TAXES

              The Company accounts for income taxes under the provisions of Financial Accounting Standards ("SFAS") No. 109, which generally requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

                                     F-10                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         (j)  EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

              The company offers extended warranty service contracts on most of its products, on behalf of an unrelated third party, which are on a nonrecourse basis to the Company. The Company includes revenues from the sale of extended warranty contracts in net sales and records as cost of goods sold the amounts due to the third party for the cost for such contracts at the time of sale as the earnings process has been completed. Revenues from the sale of such contracts represented approximately 5 to 6 percent of consolidated net sales in 1994 through 1996. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Company's other products.

              From 1986 through February 1993 and from July 1994 through June 30, 1996, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the contract during its term. The total amount of extended warranty contracts sold from July 1990 through February 1993 and July 1994 through June 1996 was approximately $21 million and $19 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. At June 30, 1996 and 1995, the liability for estimated redemptions was approximately $1,892,000 and $1,830,000, respectively.

         (k)  SELF-INSURANCE ACCRUALS

              The Company is self-insured, up to certain limits, for workers' compensation benefits and, accordingly, accrues for unpaid claims and associated expenses including incurred but not reported losses.

         (l)  USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (m)  FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

              The carrying amount of cash and cash equivalents, receivables, revolving credit facility and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value. Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Two vendors


                                     F-11                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             accounted for 34 percent and 13 percent, respectively of the Company's vendor receivables at June 30, 1996.

             The Company is a specialty retailer with a focus on upscale electronics and a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may be widely available in its markets.

         (n) RECLASSIFICATIONS

             Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:


                                               1996           1995
                                           -----------    -----------
          Land                             $   521,465        521,465
          Building                           1,119,605      1,119,605
          Furniture and equipment            8,545,945      7,957,845
          Leasehold improvements            14,494,852     14,236,432
          Display fixtures                   5,049,940      4,799,236
          Vehicles                             949,168        964,323
                                           -----------    -----------

                                            30,680,975     29,598,906
          Less accumulated depreciation    (16,733,001)   (13,739,993)
                                           -----------    -----------
          Property and equipment, net      $13,947,974     15,858,913
                                           ===========    ===========

         Depreciation and amortization expense approximated $3,064,000, $3,161,000, and $2,735,000 for the years ended June 30, 1996,
         1995 and 1994, respectively.

(3)      DEBT

         (A) REVOLVING CREDIT FACILITY

             On April 12, 1996, the Company replaced its then existing revolving credit and term loan facility with a $25,000,000 revolving credit facility from a new lender. Under the new revolving credit facility, the Company is able to borrow, repay and reborrow based on a borrowing base equal to the lesser of 65% of eligible inventory at cost or 50% of eligible inventory at retail selling price. The availability is reduced by outstanding letters of credit which are limited to $3,000,000. The revolving credit facility matures on July 31, 1998, and bears interest on the outstanding balance at prime plus 1%. Borrowings under the new revolving credit facility are collateralized by all of the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. In connection with the financing, the Company paid a .625% commitment fee and is obligated to pay additional commitment fees of .5% annually on the total facility and a monthly fee on the unused portion of the commitment of .375% per annum.


                                     F-12                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             The loan and security agreement contains various affirmative and negative covenants requiring the Company to quarterly (i) maintain a ratio of current assets to current liabilities of not less than
             1.05 to 1.0, (ii) maintain a ratio of total liabilities to tangible net worth of not more than 2.75 to 1.0, (iii) maintain tangible net worth of at least $14,000,000 and (iv) maintain working capital of at least $3,500,000. In addition, cumulative net losses from and after April 1, 1996 may not exceed $4,000,000. The loan and security agreement also limits the incurrance of additional debt, liens, capital expenditures, acquisitions and investments and prohibits cash dividends and the repurchase of capital stock.

             The effective interest rate on the outstanding loan balance under the financing arrangement in effect at June 30, 1996, 1995 and 1994 was 12.6 percent, 9 percent, and 6.8 percent, respectively.

         (B) LONG-TERM DEBT

             Long-term debt consists of the following:


                                                           1996          1995
                                                         --------      ---------

             Term loan                                  $    -         1,800,000
             Promissory note                              436,539      1,289,704
             Mortgage note                                470,431        491,779
                                                          -------      ---------
                    Total                                 906,970      3,581,483

             Less current installments                    161,406      2,673,570
                                                          -------      ---------
             Long-term debt, excluding current
              installments                              $ 745,564        907,913
                                                          =======      =========

         The term loan was repaid on April 12, 1996 with proceeds from the revolving credit facility. The interest rate was prime plus 1.5% at the time of repayment.


         On May 4, 1994, the Company entered into a five year promissory note to finance its new retail management information system. The promissory note is repayable in equal monthly installments based upon a short-term commercial paper rate plus 2.6 percent. The Company has the option to convert to a fixed interest rate loan based on certain Treasury note rates tied to the then-remaining term of the loan plus 3.1 percent. Borrowings under the promissory note are collateralized by certain computer equipment. In July 1995, in connection with the return of the new management information system (see note 7), the outstanding obligation under this loan was reduced to approximately $575,000. The related monthly payment amounts were reduced to amortize the loan balance over the remainder of the five-year period in equal monthly installments. Other terms remained unchanged.


         The mortgage note is repayable in monthly installments of $1,779, including interest at the lender's prime rate plus .5 percent with a balloon payment due July 12, 1998. The loan is secured by land, building and improvements with a net book value of approximately $848,000 at June 30, 1996.

                                     F-13                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1996 are as follows:


                             YEARS ENDED        AMOUNT
                             -----------        ------

                               1997          $ 161,406
                               1998            171,214
                               1999            574,350
                                               -------
                               Total         $ 906,970
                                               =======

         (C) LETTERS OF CREDIT

             The Company has standby letters of credit, in the aggregate of approximately $982,000, maturing at various dates through April, 1997, primarily supporting self-insurance reserves that were not drawn upon as of June 30, 1996.

(4)        INCOME TAXES

           The components of the provision for income taxes (benefit) are as follows:

                                          YEARS ENDED JUNE 30,
                                       --------------------------------

                                         1996         1995       1994
                                       ----------- --------  ---------

           Current:
               Federal               $ (1,217,437)   89,702  1,130,218
               State                        -        43,615     90,037
                                       ----------- --------  ---------
                                       (1,217,437)  133,317  1,220,255

               Deferred                   731,437  (285,157)  (211,905)
                                       ----------- --------  ---------
               Total                 $   (486,000) (151,840) 1,008,350
                                       =========== ========  =========

           The provision for deferred income taxes (benefit) consists of the following:

                                                             June 30,
                                                -------------------------------

                                                    1996       1995        1994
                                                --------     -------     -------
           Accrued rent expense               $    54,733    (106,449)   (117,406)
           Provision for redemption rights        (20,902)     26,049     104,904
           Provision for doubtful accounts        (33,546)     (5,682)    (20,785)
           Preopening expenses                    (54,814)     60,667      13,666
           Deferred tax valuation allowance     1,080,426      20,000        --
           Inventory adjustments                 (101,424)    (47,414)       --
           Accelerated depreciation              (222,001)   (246,477)   (191,537)
           Prepaid expenses                        44,373    (196,849)     55,972
           Other                                  (15,408)    210,998     (56,719)
                                                 --------     -------     -------
               Total                          $   731,437    (285,157)   (211,905)
                                                 ========     =======     =======

                                     F-14                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The reconciliation of the Federal statutory rate and the Company's effective tax rate is as follows:

                                                   YEARS ENDED JUNE 30,
                                                  -----------------------

                                                  1996     1995    1994
                                                  ----     ----     ----

          Statutory income tax rate              (34.0)%  (34.0)%   34.0%
          Effect of state taxes                     -       (.2)     1.3
          Nondeductible expenses                    .8      8.8      1.0
          Provision for valuation allowance       22.9      1.4       -
          Other                                     -        -        .6
                                                  ----     ----     ----

           Effective income tax rate             (10.3)%  (24.0)%   36.9%
                                                  ====     ====     ====

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are as follows:


                                                         1996             1995
                                                     ---------          -------
          Accrued insurance                        $    81,593           80,159
          Accelerated depreciation                      93,845         (213,347)
          Allowance for warranty redemptions           709,671          718,910
          Accrued rent expense                         816,934          906,470
          Allowance for doubtful accounts              212,261          190,138
          Inventory adjustments                         77,052          122,937
          Preopening expenses                             --            (81,818)
          Prepaid advertising                          (48,003)        (107,708)
          Legal settlement expense                      29,755           49,151
          Deferred tax valuation allowance          (1,287,706)        (207,280)
          Prepaid  insurance                           (34,972)         (26,817)
          Deferred gain on sale                         51,790           54,321
          Other                                        106,808           55,349
                                                     ---------        ---------
           Total                                   $   809,028        1,540,465
                                                     =========        =========

         The valuation allowance for deferred tax assets as of June 30, 1996 and 1995 was $1,287,706 and $207,280, respectively. The net change in the total valuation allowance for the years ended June 30, 1996 and 1995 was an increase of $1,080,426 and $20,000, respectively.


         SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." The Company has sufficient taxable income in the three year carryback period to support the recognition of its deferred tax assets. A valuation allowance has been established to the extent future deductible amounts cannot be recovered through federal income taxes paid within the statutory carryback period.

(5)      SHAREHOLDERS' EQUITY

         The Company has a stock option plan which provides for the issuance of either incentive stock options or non-qualified stock options. Under the Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price of

                                      F-15                          (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    incentive stock options shall not be less than the fair market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair market value per share on the date of grant. For each of the years ended June 30, 1996, 1995 and 1994, the option price represents the fair market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the stock option plan after November 10, 2001.

    Changes in stock options outstanding are as follows:

                                    NUMBER OF
                                      SHARES             PRICE
                                    ----------           -----

       Outstanding, June 30, 1993     111,000        $ 4.20-10.48
         Granted                       51,000          6.29
         Exercised                       --
         Canceled                      (7,000)         5.45-5.98
                                      -------

       Outstanding, June 30, 1994     155,000          4.20-10.48
         Granted                       45,000          5.96
         Exercised                       --
         Canceled                     (58,500)         4.20-10.48
                                      -------

       Outstanding, June 30, 1995     141,500          5.45-9.27
         Granted                      147,500          1.70-6.29
         Exercised                       --
         Canceled                     (69,000)         5.45-9.27
                                      -------

       Outstanding, June 30, 1996     220,000          1.70-7.27
                                      =======

       Exercisable                    220,000
                                      =======

       Available for future grants    469,000
                                      =======

    At June 30, 1996, the Company had outstanding a warrant to acquire 10,000 shares of its common stock at an exercise price of $8.78 and another warrant to acquire 10,000 shares of common stock at an exercise price of $3.99, both with a former director of the Company. These warrants expire in October 1996 and June 1997, respectively. During 1994, the former director exercised a warrant to purchase 10,000 shares of common stock for an aggregate exercise price of $50,000.

(6) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

    Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. Although no contributions were made in 1996 and 1995, contributions totaling $50,000 were made during 1994.


                                     F-16                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      PROVISIONS FOR DISPOSAL OF INVENTORY AND ASSET IMPAIRMENT

         During 1996, the Company eliminated personal computers and related accessories from its product line. In December 1995, the Company recorded a $1,500,000 provision to writedown its remaining personal computer and accessories inventory to estimated net realizable value and to recognize expenses associated with the sale and disposal. The provision for loss is included in cost of goods sold.

         During fiscal 1995, the Company was unable to successfully complete the implementation of a new management information system. In March 1995, a provision of $400,000 for loss on impairment of these assets was recorded.

(8)     LEASES


         The Company is obligated under a number of operating leases for retail store space, distribution and installation centers, and certain property and equipment, which expire at various dates through 2007. The retail store leases generally contain provisions for increases based on the Consumer Price Index, and contain options, for periods of up to 15 years, to renew at the then fair rental value.


         In June 1994, the Company entered into a limited partnership agreement with a development company in connection with the acquisition and development of a parcel of land in Fort Myers, Florida. The Company was a 40 percent limited partner and made capital contributions of approximately $250,000. The Company agreed to lease this building for a period of 20 years and has recorded a portion of the Fort Myers lease as a capital lease. In April 1995, the land and building were sold by the limited partnership. The Company's portion of the gain on sale is being amortized over the life of the lease.

         Property under capital lease includes the following amounts in the accompanying financial statements:

                                              1996       1995
                                            -------    -------
        Building                          $ 685,000    685,000
        Furniture and equipment             142,900    142,900
                                            -------    -------

                                            827,900    827,900
        Less accumulated depreciation       (87,590)   (32,270)
                                            -------    -------

                                          $ 740,310    795,630
                                            =======    =======

                                     F-17                           (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including option periods) as of June 30, 1996 and the capital lease payments are as follows:


                                                     CAPITAL        OPERATING
    YEAR ENDED                                        LEASE          LEASES
    ----------                                       -------        ---------



       1997                                       $   162,396        5,653,685
       1998                                           162,396        5,679,836
       1999                                           162,396        4,838,869
       2000                                           162,396        4,283,888
       2001                                           162,396        4,054,969
       Thereafter                                   2,178,813       19,232,214
                                                  -----------      -----------
       Total minimum lease
         payments                                   2,990,793      $43,743,461
                                                                   ===========

       Less amount representing interest
        (at an effective interest rate
         of approximately 19%)                     (2,169,516)
                                                  -----------
       Present value of net minimum
         capital lease payments                       821,277

       Less current installments of
         obligations under capital lease               (5,337)
                                                  -----------
           Obligations under capital lease,
             excluding current installments       $   815,940
                                                  ===========

Total rental expense under the noncancelable operating leases was approximately $6,058,000, $6,123,000, and $5,971,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

(9) ACCRUED LIABILITIES

Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheet. At June 30, 1996 and 1995, the recorded liability for accrued rent was approximately $2,148,000 and $2,317,000, respectively.

Included in accrued liabilities at June 30, 1996 and 1995 are approximately $2,637,000 and $2,168,000, respectively, of customer deposits on future sales orders.

                                     F-18                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) SHAREHOLDERS' SETTLEMENT

     During 1994, the Company recorded a provision for shareholder settlement of $1,252,000 in connection with a global settlement of class actions filed in May 1992 against the Company and others. The provision for shareholder settlement reflected the value of its common stock purchase warrants contemplated to be issued in connection with such settlement, the Company's portion of the cash settlement and other expenses associated with the settlement. In 1995, this amount was reduced by $56,000 based upon the actual number of warrants issued.

(11) ACCOUNTING PRINCIPLES

     During fiscal 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in fiscal 1997, the adoption of which is not expected to have a material affect on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS
     No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION. SFAS No. 123 is applicable to fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25") and related interpretations. The Company has determined that it will elect to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options.

(12) COMMITMENT AND CONTINGENCIES

     (A) BONUS PLAN

         During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the Board of Directors. During 1996 and 1995, no bonus amounts were earned under the plan.

                                     F-19                            (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(B) EMPLOYMENT AGREEMENTS

    Two of the Company's officers had employment agreements, which provided for aggregate annual base salaries of $611,050 for each of the fiscal years ending June 30, 1996, 1995 and 1994 which expired on June 30, 1996. These agreements have been extended through June 30, 1997. In 1994, bonuses totaling $71,000 were paid to the two officers.

(C) OTHER

    The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT         CHARGED TO COSTS     OTHER CHANGES    BALANCE AT END
 DESCRIPTION                                BEGINNING OF YEAR       AND EXPENSES        ADD (DEDUCT)        OF YEAR
 -----------                                -----------------     ----------------     -------------    --------------
Allowance for doubtful accounts:

          June 30, 1996                        $   470,000            722,000           (620,000)           572,000
                                               ===========            =======            =======           ========
          June 30, 1995                        $   460,000            380,474           (370,474)           470,000
                                               ===========            =======            =======          =========
          June 30, 1994                        $   403,000            416,688           (359,688)           460,000
                                               ===========            =======            =======          =========

Allowance for redemption of extended
  service warranty contracts:

          June 30, 1996                        $ 1,830,445             61,475(A)            -             1,891,920
                                               ===========            =======            =======          =========
          June 30, 1995                        $ 1,761,222             69,223(A)            -             1,830,445
                                               ===========            =======            =======          =========
          June 30, 1994                        $ 2,040,000               -              (278,778)(A)      1,761,222
                                               ===========            =======            =======          =========

Allowance for inventory
  obsolescence:

          June 30, 1996                        $   600,000            230,000               -               830,000
                                               ===========            =======            =======          =========
          June 30, 1995                        $   273,000            327,000               -               600,000
                                               ===========            =======            =======          =========
          June 30, 1994                        $   273,000               -                  -               273,000
                                               ===========            =======            =======          =========

(A) Amounts represent net change between beginning of period and end of period balances.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
      JUNE 30, 1996                                              0-15194

                       ----------------------------------

                               SOUND ADVICE, INC.
       -----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

================================================================================

                                  EXHIBIT INDEX

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
3.1           Articles of Incorporation, as
              amended, of the Registrant
              (incorporated by reference from
              Registration Statement No. 33-5942,
              Exhibit 3.1, filed May 23, 1986)

3.2           By-laws of the Registrant
              (incorporated by reference from
              Registration Statement No. 33-5942,
              Exhibit 3.2, filed May 23, 1986)

9.            Right of First Refusal and Voting
              Trust Agreement, dated June 30,
              1986, among Peter Beshouri, Gregory
              Sturgis, Michael Blumberg and
              Joseph Piccirilli (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1986,
              Exhibit 9, File No. 33-5942)

10.1          Amended and Restated Credit
              Agreement, dated as of February 4,
              1993, among the Registrant, SAI
              Distributors, Inc. and NationsBank,
              N.A. (South), successor to
              NationsBank of Florida, N.A.
              ("NationsBank"), (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended December 31,
              1992, Exhibit 10.1, File No. 0-
              15194), First Amendment to Credit
              Agreement, dated as of February 26,
              1993, among the Registrant, SAI
              Distributors, Inc. and NationsBank
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              March 31, 1993, Exhibit 10.1, File
              No. 0-15194), Second Amendment to
              Credit Agreement, dated as of
              December 28, 1993, among the
              Registrant, SAI Distributors, Inc.
              and NationsBank, (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended December 31,

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
              1993, Exhibit 10.2, File No. 0-15194),
              Third Amendment to Credit Agreement,
              dated March 29, 1995, among the Registrant,
              SAI Distributors, Inc. and NationsBank
              (incorporated by reference from the
              Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31,
              1995, Exhibit 10.1, File No. 0-15194),
              and Fourth Amendment to Credit Agreement, dated September 29, 1995, among the Registrant, SAI Distributors, Inc. and
              NationsBank (incorporated by reference
              from the Registrant's Annual Report on
              Form 10-K for the fiscal year ended June
              30, 1995, Exhibit 10.1, File No. 0-15194)

10.2          Amended and Restated Credit
              Agreement (without exhibits), dated
              as of October 10, 1995, among the
              Registrant, the Registrant's
              wholly-owned subsidiaries and
              NationsBank, together with Amended
              and Restated Security Agreement
              (without schedule), dated as of
              October 10, 1995, between the
              Registrant and NationsBank
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1995, Exhibit 10.2, File No. 0-
              15194)

10.3          Amended and Restated Credit
              Agreement (without exhibits) dated
              as of February 15, 1996, among the
              Registrant and the Registrant's
              wholly-owned subsidiaries and
              NationsBank, together with Amended
              and Restated Renewal Revolving
              Credit Promissory Note, dated as of
              February 15, 1996, from the
              Registrant payable to NationsBank
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
              March 31, 1996, Exhibit 10.1, File
              No. 0-15194)

10.4          Loan and Security Agreement
              (without schedules), dated as of
              April 11, 1996, between the
              Registrant and Foothill Capital
              Corporation (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1996,
              Exhibit 10.2, File No. 0-15194)

10.5          Mortgage Note, dated July 12, 1988,
              from the Registrant payable to Bank
              Atlantic in the principal amount of
              $640,000, together with Mortgage
              and Security Agreement, dated July
              12, 1988, between the Registrant
              and BankAtlantic and Assignment of
              Leases, Rents and Profits, dated
              July 12, 1988, between the
              Registrant and BankAtlantic
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1988, Exhibit 10.42, File No.
              0-15194)

10.6*         Second Amended and Restated Sound
              Advice, Inc. 1986 Stock Option Plan
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              December 31, 1991, Exhibit 10.2,
              File No. 0-15194), as amended by
              Amendments to Second Amended and
              Restated Sound Advice, Inc. 1986
              Stock Option Plan (incorporated by
              reference from the Registrant's
              Definitive Proxy Statement dated
              December 30, 1994, Exhibit "A,"
              File No. 0-15194)
- --------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
10.7*         Sound Advice, Inc. Employee Stock
              Ownership Plan and Trust, made
              January 15, 1990, between the
              Registrant and Peter Beshouri,
              Michael Blumberg, Gregory Sturgis,
              Joseph Piccirilli and Jacob E.
              Farkas, the trustees (incorporated
              by reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1990,
              Exhibit 10.2, File No. 0-15194),
              First Amendment to the Sound
              Advice, Inc. Employee Stock
              Ownership Plan and Trust, dated as
              of December 23, 1992 (incorporated
              by reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended December 31,
              1992, Exhibit 10.2, File No. 0-
              15194), Second Amendment to the
              Sound Advice, Inc. Employee Stock
              Ownership Plan and Trust, dated as
              of July 9, 1993 (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1993,
              Exhibit 10.15, File No. 0-15194)
              and Third Amendment to the Sound
              Advice, Inc. Employee Stock
              Ownership Plan and Trust, dated as
              of December 30, 1994 (incorporated
              by reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1995,
              Exhibit 10.9, File No. 0-15194)

- --------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
10.8*         Employment Agreements, dated June
              30, 1986, between Registrant and
              each of Peter Beshouri and Michael
              Blumberg (incorporated by reference
              from the Registrant's Annual Report
              on Form 10-K for the fiscal year
              ended June 30, 1986, Exhibit 10.26,
              File No. 33-5942), First Amendments
              to Employment Agreements, both
              dated as of May 20, 1989, between
              the Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from
              Registration Statement No. 33-
              28745, Exhibit 10.20, filed May 16,
              1989), Second Amendments to
              Employment Agreements, both dated
              as of October 27, 1989, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              December 31, 1989, Exhibit 10.2,
              File No. 0-15194), Third Amendments
              to Employment Agreements, both
              dated as of July 1, 1992, between
              the Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1992, Exhibit 10.15, File No.
              0-15194), Fourth Amendments to
              Employment Agreements, both dated
              as of July 1, 1993, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1993, Exhibit 10.16, File No.
              0-15194), Fifth Amendments to
- --------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
              Employment Agreements, both
              effective as of July 1, 1994,
              between the Registrant and each of
              Peter Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report
              on Form 10-Q for the quarter ended
              December 31, 1994, Exhibit 10.2, File
              No. 0-15194), Sixth Amendments to
              Employment Agreements, both effective
              as of July 1, 1995, between the
              Registrant and each of Peter Beshouri
              and Michael Blumberg (incorporated by
              reference from the Registrant's Quarterly
              Report on Form 10-Q for the quarter
              ended September 30, 1995, Exhibit
              10.1, File No. 0-15194, and Seventh
              Amendments to Employment Agreements,
              both effective as of July 1, 1996,
              between the Registrant and each of
              Peter Beshouri and Michael Blumberg
              (filed herewith)                                            61

10.9          Associate Agreement, dated March 1,
              1986 between the Registrant and
              Progressive Retailers Organization,
              Inc. ("PRO"), together with PRO
              Policy and Procedure Manual
              (incorporated by reference from
              Amendment No. 1 to Registration
              Statement No. 33-5942, Exhibit
              10.28, filed June 24, 1986)

10.10         Lease, dated September 23, 1987,
              between Designer's Place at Dania,
              a Florida general partnership
              consisting of Marvin Mandel, Philip
              Mandel and G&E Investment Company,
              and the Registrant (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended September 30,
              1987, Exhibit 10.1, File No.
              0-15194)

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
10.11         Amended and Restated Lease, dated
              as of December 1, 1991, between
              Chase, Gunsaullus, Scherer and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1992,
              Exhibit 10.19, File No. 0-15194)

10.12         Dealer Agreement, dated January 1,
              1995, between McCaw Communications
              of Florida, Inc. d/b/a Cellular One
              ("McCaw") and the Registrant, as
              amended by that certain Amendment
              to Dealer Agreement, dated January
              1, 1995, between McCaw and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1995,
              Exhibit 10.14, File No. 0-15194)

10.13*        Form of Warrant to Purchase 10,000
              Shares of Common Stock of Sound
              Advice, Inc. attached as Exhibit
              "A" to Consulting Agreement
              effective as of July 1, 1991,
              between the Registrant and J.E.
              Farkas, Ltd., pursuant to which a
              warrant to purchase 10,000 shares
              of Common Stock of the Registrant
              has been issued to Jacob E. Farkas,
              a former director of the
              Registrant, on each of November 1,
              1991 and July 1, 1992 at an
              exercise price per share of $8.78
              and $3.99, respectively, which is
              exercisable, in whole or in part,
              for five (5) years from date of its
              issuance (incorporated by reference
              from the Registrant's Annual Report
              on Form 10-K for the fiscal year
- --------
              *Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
              ended June 30, 1991, Exhibit 10.23,
              File No. 0-15194)

10.14         Credit Card Program Agreement,
              dated August 12, 1992, between
              Monogram Credit Card Bank of
              Georgia ("Monogram") and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1992,
              Exhibit 10.29, File No. 0-15194),
              together with Amendment thereto,
              dated June 14, 1996, between
              Monogram and Registrant (filed
              herewith)                                                  65

10.15         Sales Agreement, dated August 10,
              1989, between Progressive Casualty
              Insurance Company and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1992,
              Exhibit 10.32, File No. 0-15194)

10.16         Letter Agreement, dated January 4,
              1993, from the Registrant to and
              accepted by Gregory Sturgis
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the fiscal quarter
              ended March 31, 1993, Exhibit 10.2,
              File No. 0-15194)

10.17         Lease, dated as of May 22, 1993,
              between L&T Limited Partnership, as
              landlord, and the Registrant, as
              tenant (incorporated by reference
              from the Registrant's Annual Report
              on Form 10-K for the fiscal year
              ended June 30, 1993, Exhibit 10.34,
              File No. 0-15194)

10.18         Promissory Note, dated May 4, 1994,
              from the Registrant payable to
              General Electric Capital
              Corporation ("GECC") in the

EXHIBIT                                                               SEQUENTIAL
  NO.                                                                  PAGE NO.
- -------                                                               ----------
              original principal amount of
              $1,607,661.17, as amended, together
              with Master Security Agreement,
              dated as of May 4, 1994, between
              the Registrant and GECC
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended
              June 30, 1994, Exhibit 10.28, File No.
              0-15194)

10.19         Stipulation of Settlement, dated as
              of January 26, 1994, regarding IN
              RE: SOUND ADVICE, INC. SECURITIES
              LITIGATION, which has annexed as
              one of the exhibits thereto, among
              other documents, the form of
              Warrant Agreement between the
              Registrant and American Stock
              Transfer & Trust Company, as
              warrant agent, covering the 306,335
              warrants issued in connection with
              the settlement of the class action
              (incorporated by reference from the
              Registrant's current report on Form
              8-K, dated January 31, 1994,
              reporting an event on January 28,
              1994, Exhibit 2, File No. 0-15194)

21            Subsidiaries of the Registrant
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1995, Exhibit 21, File No. 0-
              15194)

23            Consent of Independent Public
              Accountants of KPMG Peat Marwick
              LLP (filed herewith)

27            Financial Data Schedule (filed
              herewith)