Form 10-K/A
period 1996-06-30
SOUND ADVICE INC
filed 1996-10-28
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A (FIRST)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ________

         COMMISSION FILE NUMBER 0-15194
                                -----------

                               SOUND ADVICE, INC.
        ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                  59-1520531
--------------------------------                -----------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA                    33004
-----------------------------------------               ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 922-4434

                         -----------------------------

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

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on September 19, 1996, based upon the closing market price of the registrant's voting stock on the NASDAQ National Market System on September 19, 1996, as reported in THE WALL STREET JOURNAL, was approximately $5,372,000.

         The registrant had 3,728,894 shares of common stock, $.01 par value, outstanding as of September 19, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "Report") of Sound Advice, Inc. (the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as follows:

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          ---------------------------------------------------

REGISTRANT'S DIRECTORS
----------------------

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                     DIRECTOR
NAME                      AGE     POSITION(S) WITH THE REGISTRANT       SINCE
----                      ---     -------------------------------    --------

Peter Beshouri             42     Chairman of the Board, President       1982
                                    and Chief Executive Officer

Michael Blumberg           48     Director, Senior Vice President,       1974
                                    and Secretary

Gregory Sturgis 2          44     Director                               1974

Joseph Piccirilli 2        47     Director                               1974

G. Kay Griffith 1          51     Director                               1992

Richard W. McEwen 1,2      75     Director                               1994

Herbert A. Leeds 1         79     Director                               1996

1     Member of the Audit Committee of the Registrant's Board of
      Directors.

2     Member of the Stock Option Committee of the Registrant's
      Board of Directors.

         The Registrant's directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

         PETER BESHOURI, who has been an employee of the Registrant since 1974, has served as Chairman of the Board and Chief Executive

Officer of the Registrant since August 1982. Prior thereto he was the general sales manager of the Registrant, as well as having served as a showroom manager and district manager. He was elected President of the Registrant in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with the Registrant and a former chief financial officer of the Registrant, voluntarily agreed with the United States Securities and Exchange Commission ("SEC"), without admitting or denying any wrongdoing, to the entry of a cease and desist order by the SEC concerning the Registrant's Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in such order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with the Registrant violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. No censure, fine or penalty was imposed by the SEC on Mr. Beshouri.

         MICHAEL BLUMBERG, a founder and a director of the Registrant, was elected a Vice President in August 1982, Vice President Purchasing and Finance in May 1986, Vice President - Purchasing and Marketing in December 1987, and Senior Vice President in May 1989. From the Registrant's inception until February 1995, Mr. Blumberg served as Treasurer of the Registrant and, since October 13, 1989, he has also been serving as Secretary of the Registrant. His responsibilities include overall supervision of all purchasing and selecting new product categories and lines for the Registrant, as well as consulting with certain of the Registrant's manufacturers in connection with product design.

         GREGORY STURGIS, a founder of the Registrant, had been an executive officer of the Registrant from its inception until June 30, 1989, including holding the position of Vice President-Planning and Development. Effective June 30, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. Since leaving the Registrant, Mr. Sturgis has provided consulting services to companies in the marine industry, as well as performing consulting services for the Registrant. Mr. Sturgis is also currently the President of the Serpentine Group, which is in the yacht sales business. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         JOSEPH PICCIRILLI, a founder of the Registrant, had been an executive officer of the Registrant from its inception until October 13, 1989, including holding the positions of Vice

President-Advertising and Marketing, Vice President-Public Relations and Personnel and Vice President-Home Audio Purchasing. Effective October 13, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. He had also served on the Audit Committee of the Board of Directors until May 1996. Mr. Piccirilli is currently self-employed providing general business consulting services to companies generally in the consumer electronics industry, including, upon the request of the Registrant's management from time to time, to the Registrant.

         G. KAY GRIFFITH was elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992, joined the Registrant as an employee in May 1993 and served as Executive Vice President and Chief Administrative Officer of the Registrant from September 1993 until February 1996. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. Since forming such firm, Ms. Griffith has performed consulting services for the Registrant. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive. Among her career highlights, Ms. Griffith was presented the Women in Business and Industry Award by the Dade County YWCA in 1986. She was also awarded the American Free Enterprise Medal by the Palm Beach Atlantic College in 1988.

         RICHARD W. McEWEN was elected a director of the Registrant at its annual meeting of shareholders held in January 1994 and was also appointed a member of the Audit Committee and Stock Option Committee of its Board of Directors at such time. From 1977 until his retirement in 1984, he was Chairman of the Board of Burdines, a chain of Florida department stores then owned by Federated Stores, Inc. He is currently a director of Supreme International Corp., a Florida based designer and importer of men's and boys' sportswear, having been elected as such in 1994. He also currently serves as a director of two privately held companies. Mr. McEwen had served as a director of Lennar Corporation, a Florida based home builder, for approximately nine years until April 1996 when he retired from such company's board of directors.

         HERBERT A. LEEDS was elected a director of the Registrant in April 1996 and was also appointed a member of its Audit Committee in May 1996. Since 1975, Mr. Leeds has been President and Chief

Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         The Board of Directors has an Audit Committee comprised of a majority of directors who are not officers or employees of the Registrant. The Board of Directors does not currently have a nominating committee or a compensation committee or committees performing similar functions.

REGISTRANT'S EXECUTIVE OFFICERS
-------------------------------

         The information regarding the Registrant's executive officers called for by Item 401(b) of Regulation S-K has been included in ITEM 4.1 of Part I of the Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Form 5's were required when applicable, the Registrant believes that during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

EXECUTIVE COMPENSATION TABLES
-----------------------------

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other four most highly compensated executive officers of the Registrant during the fiscal year ended June 30, 1996 for services in all capacities.



                                        ANNUAL COMPENSATION (1)              LONG TERM COMPENSATION
                                        -----------------------              ----------------------
NAME AND PRINICIPAL            FISCAL                                               SECURITIES                   ALL OTHER
POSITION                       YEAR          SALARY($)       BONUS($)(2)     UNDERLYING OPTIONS (#)(3)   COMPENSATION ($)(4)
------------------------------------------------------------------------------------------------------------------------------

Peter Beshouri                  1996         324,008              0                         0                       0
 Chairman, President            1995         324,008              0                         0                       0
 and CEO                        1994         324,008         48,000                         0                       0

Michael Blumberg                1996         294,008              0                         0                       0
 Senior Vice                    1995         294,008              0                         0                       0
 President                      1994         294,008         23,000                         0                       0

G. Kay Griffith                 1996         160,000 (5)          0                    35,000 (6)                   0
 Executive Vice President       1995         160,000              0                    15,000 (6)                   0
 and Chief Administrative       1994         160,000         23,000                    20,000 (6)                   0
 Officer

Christopher O'Neil              1996         150,000              0                    30,000 (7)               8,268 (8)
 Executive Vice                 1995         150,000              0                    15,000 (7)               8,268 (8)
 President and Chief            1994         150,000         23,000                    11,000                   8,268 (8)
 Operating Officer

Kenneth L. Danielson            1996         160,000              0                    30,000 (7)                   0
 Chief Financial and            1995         160,000              0                    15,000 (7)                   0
 Accounting Officer             1994         133,333 (9)     23,000                    20,000                       0
 and Treasurer


---------------------
     (1) Does not include any amounts for perquisites and other personal benefits, securities or property extended to such executive officers of the Registrant, such as life insurance and disability insurance, because the Registrant does not believe that in any individual case the dollar value of such other annual compensation would equal or exceed the lesser of either $50,000 or 10% of such individual's total annual compensation shown above.

     (2) The bonuses accrued by the Registrant during the fiscal year ended
         June 30, 1994, were part of a performance bonus pool established by the Registrant for its senior executives and corporate department heads. The percentage of the accrued performance bonus pool that was actually paid out was based upon the achievement of a certain level of pre-tax earnings by the Registrant in fiscal year 1994. The bonuses were awarded and paid to such executive officers in September 1994. In fiscal year 1995, the Registrant's Board of Directors adopted an annual incentive bonus plan for four categories of the Registrant's employees (two of which categories were the CEO and other executive officers) based upon the annual operating performance of the Registrant. The percentage of the targeted bonus award to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. In fiscal years 1995 and 1996 no bonuses were earned under such plan.

(3) These currently represent immediately exercisable incentive stock options or non-qualified stock options issued pursuant to the Registrant's 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plan"). See footnote (8) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." But also see footnotes (6) and (7) hereinbelow.

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") for all of its employees. In fiscal year ended June 30, 1994, the Registrant contributed $50,000 in cash to the ESOP, although no additional shares of Common Stock have been purchased by the ESOP with such funds. With respect to the fiscal year ended June 30, 1994, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, Mr. Beshouri was allocated 29.210 additional shares, Mr. Blumberg was allocated 29.211 additional shares and Mr. O'Neil was allocated 18.604 additional shares. The Registrant made no contribution to the ESOP during the fiscal years ended June 30, 1995 and 1996. However, with respect to the fiscal year ended June 30, 1995, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, Mr. Beshouri was allocated 1.691 additional shares, Mr. Blumberg was allocated 1.690 additional shares and Mr. O'Neil was allocated 1.077 additional shares. Reallocations, if any, to employee accounts for fiscal year 1996 have not as yet been determined. See footnote (5) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

         MANAGEMENT." for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.

(5) Represents compensation in all capacities paid to G. Kay Griffith by the Registrant during fiscal year 1996, although Ms. Griffith only served as Executive Vice President and Chief Administrative Officer of the Registrant until February 1996. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(6) On February 22, 1996, the Registrant issued to Ms. Griffith non-qualified stock options covering an aggregate of 35,000 shares of the Registrant's Common Stock in her capacity as a director of the Registrant in exchange for the cancellation of the incentive stock options covering an aggregate of 35,000 shares of Registrant's Common Stock that had been granted to her as an officer and employee in fiscal years 1994 and 1995. The non-qualified stock options had the same exercise price and term as well as other provisions as the incentive stock options that were cancelled.

(7) 15,000 of the aggregate 30,000 incentive stock options issued to such officer in fiscal year 1996 were issued in exchange for the cancellation of the 15,000 incentive stock options granted to such officer in fiscal year 1995 which had an exercise price of $5.96 per share and expired on December 13, 1999. The 15,000 incentive stock options which replaced the cancelled options have an exercise price of $1.77 per share and expire on February 21, 2001.

(8) This sum represents the aggregate amount of a monthly automobile allowance paid during fiscal years 1994, 1995 and 1996.

(9) Represents salary paid to Kenneth L. Danielson from September 1, 1993 (the commencement date of his employment), although Mr. Danielson was elected to succeed the former Chief Financial and Accounting Officer of the Registrant effective as of October 1, 1993. Mr. Danielson's salary for fiscal year 1994 would have been $160,000 on an annualized basis.

                        OPTION GRANTS IN 1996 FISCAL YEAR

         The following table shows all grants of options to the named executive officers of the Registrant during the fiscal year ended June 30, 1996. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (generally five years) if the price of the Registrant's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. The table also indicates that, if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted above the difference (if any) between the market price of the Registrant's Common Stock as of the date of grant and the exercise price per share. All of the options set forth in the table were issued pursuant to the Registrant's Option Plan and are incentive stock options except for those granted to Ms. Griffith which are non-qualified stock options. The Registrant does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.

                                                                                          POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK APPRECIATION FOR
                                         INDIVIDUAL GRANTS                                             OPTION TERM
--------------------------------------------------------------------------------------    ----------------------------------------

                       NUMBER OF       % OF TOTAL
                       SECURITIES      OPTIONS                        CLOSING MARKET
                       UNDERLYING      GRANTED TO       EXERCISE      PRICE ON DATE
                       OPTIONS         EMPLOYEES        PRICE         OF GRANT        EXPIRATION
NAME                   GRANTED (#)     IN FISCAL YEAR   ($/SHARE)     ($/SHARE)(1)    DATE        0%($)(1)    5%($)       10%($)
----                   -----------     --------------   ---------     -------------   ----------  -------   -------       -------

Peter Beshouri           0                N/A            0.00            N/A           N/A          0            0              0

Michael Blumberg         0                N/A            0.00            N/A           N/A          0            0              0

G. Kay Griffith          20,000(2)        13.6%          6.29            1.63         9/21/98       0            0              0
                         15,000(2)        10.2%          5.96            1.63        12/13/99       0            0              0

Christopher O'Neil       15,000(3)        10.2%          1.77            1.63         2/21/01       0        4,655         12,827
                         15,000           10.2%          1.70            1.63         3/28/01       0        5,705         13,877

Kenneth L. Danielson     15,000(3)        10.2%          1.77            1.63         2/21/01       0        4,655         12,827
                         15,000           10.2%          1.70            1.63         3/28/01       0        5,705         13,877


--------------------
     (1) For purposes of the Option Plan, "fair market value" on the date of grant of any option is the average of the "market price" of a share of Common Stock for each of the seven (7) consecutive business days preceding such day. The "market price" on each such day is the closing sales price on the NASDAQ National Market on such day. The Stock Option Committee of the Registrant believes this calculation more accurately reflects "fair market value" of the Registrant's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

     (2) See footnote (6) to Summary Compensation Table hereinabove.

     (3) See footnote (7) to Summary Compensation Table hereinabove.

                 AGGREGATE OPTION EXERCISES IN 1996 FISCAL YEAR
                      AND 1996 FISCAL YEAR-END OPTION VALUE


         The following table provides information as to options exercised by each of the named executives of the Registrant during the fiscal year ended June 30, 1996, and the value of options held by such executive officers at the Registrant's fiscal year-end measured in terms of the closing market price of the Registrant's stock on June 28, 1996 (the last business day of fiscal year
1996).


                                                                    NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                         SHARES ACQUIRED                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
NAME                     ON EXERCISE (#)     VALUE REALIZED ($)     OPTIONS AT FY-END (#)(1)        AT FY-END ($)(1)(2)
------------------------------------------------------------------------------------------------------------------------

Peter Beshouri                 0                   0                           0                           0

Michael Blumberg               0                   0                           0                           0

G. Kay Griffith                0                   0                      35,000                           0

Christopher O'Neil             0                   0                      43,000                      11,700

Kenneth L. Danielson           0                   0                      50,000                      11,700

------------------------
     (1) All of the unexercised options held by such individuals were immediately exercisable.

     (2) The closing market price of the Registrant's Common Stock on the NASDAQ National Market on June 28, 1996 (the last business day of the Registrant's fiscal year-end) was $2.125.

EMPLOYMENT AGREEMENTS
---------------------

         During the 1996 fiscal year Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1996 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each such employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1996, such employment agreements were again extended for an additional one year term (currently until June 30, 1997) on the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to each of them for the Registrant's current fiscal year will be the same as they were entitled to receive for the fiscal year ended June 30, 1996. Under the latest one-year extension of the employment agreements, each of Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

         Such employment agreements with Messrs. Beshouri and Blumberg also provide that, in the event of a change in control of the Registrant, each of them can terminate his full-time employment thereunder. A change in control occurs when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them no longer collectively comprise at least a majority of the members of the Board of Directors of the Registrant or if Messrs. Beshouri or Blumberg is forced by a merger, consolidation, reorganization or otherwise by operation of law or other form of transaction to sell his shares of voting capital stock in the Registrant or if 50% or more of the consolidated assets, properties and businesses of the Registrant is sold or otherwise transferred to a third-party or if an individual (other than either Messrs. Beshouri and Blumberg) or another company or entity or a group acting in concert becomes the beneficial owner of 25% or more of the outstanding voting capital stock of the Registrant as a result of acquisitions made from other than Messrs. Beshouri and/or Blumberg or the Registrant, assuming such acquisitions from the Registrant were approved by Messrs. Beshouri and Blumberg. In the event such change in control was resisted by either Messrs. Beshouri or Blumberg as evidenced by his failure to approve of such change in control either in his capacity as a director or shareholder of the Registrant, unless (i) he accepts a new employment agreement with the Registrant or any successor or (ii) such change in control was supported by the Board of Directors of the Registrant at a time when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them collectively comprise at least a majority of the members of the Board of Directors of the Registrant and he was offered a new contract at least as favorable as his current employment agreement, he would be entitled to his compensation (both annual salary and any bonus) and the other benefits provided for in his employment agreement for the greater of three years or the remaining term of his employment agreement. The Registrant is not aware of any contemplated change in control.

         DIRECTORS COMPENSATION
         ----------------------

         Directors who are also officers or employees of the Registrant are not paid additional compensation for acting as a director of the Registrant. The Registrant has established a standard arrangement for compensating directors who are not officers or employees of the Registrant for any services provided in such person's capacity as a director. Each such outside director receives a fee of $1,500 on a quarterly basis for serving as a director of the Registrant plus an additional fee of $500 for each meeting of the Board of Directors or any committee thereof such director attends, as well as reimbursement of any out-of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any such meeting. In addition, as of May 1996 each outside director who is also a member of the Audit Committee receives an additional fee of $1,500 on a quarterly basis for serving on the Audit Committee. See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

         Since during the fiscal year ended June 30, 1996, the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri and Michael Blumberg, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the one-year renewals of the employment agreements of Messrs. Beshouri and Blumberg on the terms as discussed in "Employment Agreements" hereinabove.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------   ---------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of October 21, 1996, by (i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors and nominees for director who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal year 1996; and (iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



         NAME AND ADDRESS                                   SHARES BENEFICIALLY OWNED
                OF                                          -------------------------
         BENEFICIAL OWNER                                 NUMBER             PERCENTAGE
         ----------------                             --------------         ------------

FMR Corp. (1)(2) ..............................       382,308.0 (2)           10.25% (2)
Peter Beshouri (3) ............................       341,007.5 (4)(5)         9.15% (4)(5)
Michael Blumberg (3) ..........................       341,007.5 (4)(5)         9.15% (4)(5)
U.S. Bancorp (1)(6) ...........................       319,600.0 (6)            8.57% (6)
Dimensional Fund Advisors
 Inc. (1)(7) ..................................       217,500.0 (7)            5.83% (7)
Joseph Piccirilli (3) .........................       210,467.5 (4)            5.64% (4)
Gregory Sturgis (3) ...........................       150,467.5 (4)            4.04% (4)
Kenneth L. Danielson (3) ......................        72,000.0 (8)            1.91% (8)
Christopher O'Neil (3).........................        49,339.1 (5)(8)         1.31% (5)(8)
G. Kay Griffith (3)............................        36,000.0 (8)             .96% (8)
Richard W. McEwen (9)..........................         4,000.0                 .11%
Herbert A. Leeds (10)..........................               0                   -
All directors and executive officers
 as a group (nine persons including
 certain of those listed above) (4)(5)(8)......     1,204,289.1               31.22%


--------------------------
(1) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1995 and, accordingly, may not reflect their respective holdings as of the date of this report.

(2) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor located at the same address as FMR Corp., is deemed to be the beneficial owner of 382,308 shares of Common Stock, with respect to which shares it has sole dispositive power, as a result of acting as an investment advisor to several registered investment companies. The number of shares of Common Stock owned by such investment companies includes 11,408 shares resulting from the assumed conversion of certain of the Registrant's warrants. In addition, Edward C. Johnson 3d, the Chairman of FMR Corp. and who with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 382,308 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which Fidelity Management & Research Company acts as an investment advisor and located at the same address as FMR Corp., may also be deemed a beneficial owner of 382,105 of such 382,308 shares as a result of its right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such 382,105 shares. The number of shares of Common Stock owned by Fidelity Low-Priced Stock Fund includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants.

(3) The address of each such person is care of the Registrant, 1901 Tigertail Boulevard, Dania, Florida 33004. Messrs. Beshouri, Blumberg, Piccirilli and Sturgis collectively are herein referred to as the "Principal Shareholders."

(4)      See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(5) Includes such person's or members' of the group vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or members' of the group participation in the Registrant's Employee Stock Ownership Plan ("ESOP") based upon the latest available annual report of the ESOP for the fiscal year ended June 30, 1995. Based on such annual report, Mr. Beshouri had 539.998 vested shares, Mr. Blumberg had 539.999 vested shares and Mr. O'Neil had 339.136 vested shares, and all current directors and executive officers as a group had 1,419.133 vested shares.

(6) U.S. Bancorp, 111 S.W. Fifth Avenue, Portland, Oregon, 97204, as a result of the Trust Group of the United States National Bank of Oregon (a national banking association located at the same address and owned by U.S. Bancorp) holding the sole voting power over 162,500 shares of Common Stock, is deemed, together with United States National Bank of Oregon, to be the beneficial owner of such 162,500 shares. In addition, Qualivest Capital Management, Inc. (a registered investment adviser located at the same address and owned by United States National Bank of Oregon) holds the sole voting power over 157,100 shares of Common Stock and is deemed the beneficial owner of such additional 157,100 shares, as a result of acting as an investment adviser to The Qualivest Funds, a registered investment company.

(7)      Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue,
         11th Floor, Santa Monica, California 90401, which is a registered investment advisor, is deemed to have beneficial ownership of 217,500 shares of Common Stock, with respect to which shares it has sole voting power over 133,900 and sole dispositive power over 217,500. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end management investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or The DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, with respect to all of which Dimensional serves as investment manager. In addition, persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company and, in their capacities as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company, such persons have sole voting power over the balance (83,600 shares) of the 217,500 shares not voted by Dimensional. Dimensional disclaims beneficial ownership of all such shares.

(8)      Includes (as applicable) immediately exercisable stock options held by: (i) Mr. Danielson for 20,000 shares of Common Stock at an exercise price of $6.29 per share, for 15,000 shares at an exercise price of $1.77 per share and for 15,000 shares at an exercise price of $1.70 per share; (ii) Mr. O'Neil for 2,000 shares of Common Stock at an exercise price of $5.45 per share, for 11,000 shares at an exercise price of $6.29 per share, for 15,000 shares at an exercise price of $1.77 per share and for 15,000 shares at an exercise price of $1.70 per share; and (iii) Ms. Griffith for 20,000 shares of Common Stock at an exercise price of $6.29 per share and for 15,000 shares at an exercise price of $5.96 per share. See "ITEM 11 EXECUTIVE COMPENSATION. - Executive Compensation Tables."

(9) The address of Richard W. McEwen is 3752 Bobbin Brook West, Tallahassee, Florida 32312.

(10) The address of Herbert A. Leeds is 1110 Brickell Avenue, Suite 508, Miami, Florida 33131.

RIGHT OF FIRST REFUSAL AND VOTING TRUST AGREEMENT
-------------------------------------------------

         On June 30, 1986, the Principal Shareholders entered into a right of first refusal and voting trust agreement. The voting trust arrangement under such agreement expired on June 30, 1996, while the right of first refusal arrangement continues. Pursuant to such agreement, each Principal Shareholder, for himself and on behalf of his heirs, beneficiaries, legal representatives and permitted assigns, has agreed not to sell, transfer, assign, pledge, encumber or otherwise dispose of any of his shares of Common Stock except (a) by will or the laws of intestate succession, (b) to a trust in which such Principal Shareholder or his immediate family are the sole beneficiaries, (c) with the written consent of all of the other Principal Shareholders or (d) pursuant to the right of first refusal granted to the other Principal Shareholders. Under such right of first refusal, in the event a Principal Shareholder or his heirs, beneficiaries, legal representative or permitted assigns desires to sell any shares of

Common Stock pursuant to a bona fide offer or otherwise, such other Principal Shareholders shall have the right and option to purchase such shares at a price equal to the bona fide offer price per share (if any) or the average of the closing bid and ask prices for the Common Stock over the four full weeks preceding the date the notice of intent to sell is given.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------   -----------------------------------------------

         In January 1993, the Registrant entered into a one year consulting arrangement with Gregory Sturgis, a director of the Registrant and one of the Principal Shareholders, pursuant to which Mr. Sturgis provided his consulting services to the Registrant for up to 35 full days during such calendar year. The term of such arrangement had been previously extended through calendar year 1995. For providing such services, Mr. Sturgis received an annual fee of $25,000, payable in twelve equal monthly installments on the first day of each month, and reimbursement for out-of-pocket expenses incurred by him for travel, lodging and meals in connection with the performance of his consulting services. During fiscal year 1996, Mr. Sturgis received consulting fees aggregating $14,583.31, including $2,083.33 for services rendered by Mr. Sturgis after such consulting arrangement expired on December 31, 1995. See also "ITEM 11. EXECUTIVE COMPENSATION. - Directors Compensation."

         G. Kay Griffith, a director and until February 1996 the Executive Vice President and Chief Administrative Officer of the Registrant, has been providing consulting services to the Registrant since February 1996. For providing such services, Ms. Griffith receives compensation of $13,333 per month. The compensation received by Ms. Griffith during fiscal year 1996 in this capacity has been included in the "SUMMARY COMPENSATION TABLE" in "ITEM 11. EXECUTIVE COMPENSATION - Executive Compensation Tables." Ms. Griffith's services have been retained through November 1996.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of October, 1996.

                                        Sound Advice, Inc.



                                        By: /S/ PETER BESHOURI
                                            ------------------------
                                            Peter Beshouri, Chairman of
                                            the Board, President and
                                            Chief Executive Officer