Form 10-Q
period 1996-09-30
SOUND ADVICE INC
filed 1996-11-12
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO[ SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
         ________.



                         COMMISSION FILE NUMBER 0-15194

                               SOUND ADVICE, INC.
               ---------------------------------------------------
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

                                 (954) 922-4434
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF NOVEMBER 8, 1996.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

           Consolidated Balance Sheets (Unaudited)
           September 30, 1996 and June 30, 1996                            3-4

           Consolidated Statements of Operations (Unaudited) for the
           Three Months Ended September 30, 1996 and 1995                  5

           Consolidated Statements of Cash Flows (Unaudited) for the
           Three Months Ended September 30, 1996 and 1995                  6

           Notes to Consolidated Financial Statements                      7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9-10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996


                                           SEPTEMBER 30, 1996    JUNE 30, 1996
                                           ------------------    -------------
ASSETS
Current Assets:
  Cash                                       $    164,195       $  1,007,231
  Receivables:
   Vendors                                      3,735,360          3,259,226
   Trade                                          859,172            623,840
   Employees                                      255,165            217,742
                                              -----------          ---------
                                                4,849,697          4,100,808
  Less allowance for doubtful accounts           (644,000)          (572,000)
                                              -----------          ---------
                                                4,205,697          3,528,808

  Inventories                                  30,822,085         27,587,101
  Prepaid and other current assets                574,858            638,113
  Deferred tax asset                              712,930            712,930
  Income taxes receivable                       1,170,571          1,170,571
                                              -----------          ---------
         Total current assets                  37,650,336         34,644,754
                                              -----------         ----------

Property and equipment, net                    14,192,921         13,947,974

Deferred tax asset, net                            96,098             96,098

Other assets                                      196,186            196,035

Goodwill, net                                     164,779            170,891
                                             ------------       ------------
                                             $ 52,300,320       $ 49,055,752
                                             ============       ============


          See accompanying notes to consolidated financial statements.



                       SOUND ADVICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996


                                                  SEPTEMBER 30, 1996       JUNE 30, 1996
                                                  ------------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit facility          $11,606,826          $ 9,100,115
  Accounts payable                                     10,308,362           11,605,540
  Cash overdraft                                          607,765                 --
  Accrued liabilities                                   6,635,569            5,152,353
  Current installments of long-term debt                  163,805              161,406
                                                       ----------           ----------
         Total current liabilities                     29,322,327           26,019,414

Long-term debt, excluding current installments            702,529              745,564

Capital lease obligation                                  814,700              815,940

Other liabilities and deferred credits                  4,287,740            4,305,995
                                                       ----------           ----------
                                                       35,127,296           31,886,913
                                                       ----------           ----------
Shareholders' equity:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at September 30, 1996
    and June 30, 1996                                      37,289               37,289
  Additional paid-in capital                           11,058,655           11,058,655
  Retained earnings                                     6,077,080            6,072,895
                                                       ----------           ----------
         Total shareholders' equity                    17,173,024           17,168,839

Commitments and contingencies                          ----------           ----------

                                                      $52,300,320          $49,055,752
                                                      ===========          ===========

          See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                              1996              1995
                                              ----              ----

Net sales                                 $40,350,764       $ 44,165,168

Cost of goods sold                         28,051,670         31,525,050
                                           ----------        -----------
  Gross profit                             12,299,094         12,640,118

Selling, general and administrative
     expenses                              11,962,366         13,365,113
                                           ----------        -----------

  Income (loss) from operations               336,728           (724,995)

Other income (expense):
  Interest expense                           (335,367)          (320,572)
  Other, net                                    2,824              2,054
                                           ----------        ------------
Income (loss) before income taxes (benefit)     4,185         (1,043,513)

Provision (benefit) for income taxes             --             (286,100)
                                           ----------        ------------
    Net income (loss)                      $    4,185         $ (757,413)
                                           ==========        ===========


COMMON AND COMMON EQUIVALENT
----------------------------
 PER SHARE AMOUNTS:
 ------------------

NET EARNINGS (LOSS) PER SHARE              $     0.00         $    (0.20)
                                           ==========         ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      3,729,801          3,728,894
                                           ==========         ==========

          See accompanying notes to consolidated financial statements.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                   1996             1995
                                                                   ----             ----
NET CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------
  Net income (loss)                                           $     4,185       $  (757,413)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 751,911           863,200
    Loss on disposition of assets                                     876              --
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                                  (676,889)       (1,642,441)
    Inventories                                                (3,234,984)       (1,589,251)
    Prepaid and other current assets                               63,255           215,700
    Income taxes receivable                                          --            (286,100)
    Other assets                                                   (9,151)           81,287
  (Decrease) increase in:
    Accounts payable                                           (1,297,178)        1,380,089
    Accrued liabilities                                         1,483,216           193,443
    Other liabilities                                             (18,255)            2,253
                                                              -----------       -----------
 NET CASH USED IN OPERATING ACTIVITIES                         (2,933,014)       (1,539,233)
                                                              -----------       -----------

INVESTING ACTIVITIES:
---------------------
  Capital expenditures                                           (982,622)         (289,566)
                                                               -----------       -----------
 NET CASH USED IN INVESTING ACTIVITIES                           (982,622)         (289,566)
                                                               -----------       -----------
FINANCING ACTIVITIES:
---------------------
  Net borrowings under revolving credit facility                2,506,711         4,081,430
  Repayments of long-term debt                                    (40,636)       (1,021,474)
  Increase (decrease) in cash overdraft                           607,765        (1,234,066)
  Reduction in capital lease obligation                            (1,240)           (1,025)
                                                              -----------       -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,072,600         1,824,865
                                                              -----------       -----------
Decrease in cash                                                 (843,036)           (3,934)
Cash, beginning of period                                       1,007,231            46,950
                                                              -----------       -----------
CASH, END OF PERIOD                                           $   164,195       $    43,016
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                             $   298,294       $   348,466
                                                              ===========       ===========
    Income taxes paid, net of refunds                         $      --         $      --
                                                              ===========       ===========

          See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1996 and June 30, 1996 and the statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

2.)  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
     Earnings (loss) per common and common equivalent share has been determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)  SEASONALITY
     Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended September 30, 1996 and 1995 are as follows:

                                TRAILING FOUR QUARTERS ENDED SEPTEMBER 30,
                                ------------------------------------------
                                        (DOLLARS IN THOUSANDS)
QUARTERLY SALES
---------------
                                       1996                      1995
                                       ----                      ----

                               AMOUNT           %        AMOUNT         %
                               ------         -----     --------       -----
First Quarter                 $ 40,351        24.4%     $ 44,165       23.5%
   (July-September)

Fourth Quarter                  32,481        19.7        39,148       20.8
  (April-June)

Third  Quarter                  39,079        23.7        43,781       23.3
  (January-March)

Second Quarter                  53,260        32.2        60,854       32.4
  (October-December)           --------       ----        -------      ----


SALES FOR TRAILING TWELVE     $ 165,171       100%      $ 187,948      100%
MONTHS ENDED SEPTEMBER 30,    =========       ====      =========      ====
1996 AND 1995, RESPECTIVELY

4.)  PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consists of the following:

                                       SEPTEMBER 30, 1996        JUNE 30, 1996
                                       ------------------        -------------

Land                                      $   521,465            $    521,465
Building                                    1,119,605               1,119,605
Furniture and equipment                     8,903,751               8,545,945
Leasehold improvements                     14,860,419              14,494,852
Display fixtures                            5,145,084               5,049,940
Vehicles                                      842,336                 949,168
                                          ------------             ----------
         Total                             31,392,660              30,680,975
Less accumulated depreciation             (17,199,739)            (16,733,001)
                                          ------------             ----------
Property and equipment, net              $ 14,192,921            $ 13,947,974
                                          ============             ==========


5.)  PROVISION (BENEFIT) FOR INCOME TAXES
     During the fiscal year ended June 30, 1996, the Company recognized the maximum available tax benefit associated with their net operating loss carryback. Any losses in excess of the amount carried back will be carried forward. The tax benefit of the net operating loss carryforward will be recognized as the Company generates taxable income or determines that it is more likely than not that taxable income will be generated during the loss carryforward period.


6.)  STOCK OPTIONS
     During the first quarter ended September 30, 1996 incentive stock options covering an aggregate of 11,000 shares of common stock having an exercise price of $7.27 per share expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended September 30,1996, decreased to $40,351,000 compared to $44,165,000 in the prior year resulting in a decrease of $3,814,000 or 8.6% over the first quarter of fiscal 1996. The decrease is primarily attributable to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix. In the first quarter of fiscal 1996, sales were impacted by the weather related effects of Hurricane Erin. Comparable store net sales decreased 9.3% in the quarter ended September 30, 1996 over the corresponding quarter in the prior year. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

         Gross profit decreased by $341,000 or 2.7% in the quarter ended September 30, 1996 compared to the corresponding period in the prior year. The reduction in gross profit is primarily related to the reduction in net sales, net of the increase in gross profit percentage. The gross profit percentage was 30.5% in the quarter ended September 30, 1996 as compared to 28.6% in the quarter ended September 30, 1995. This increase in gross profit percentage is directly related to the Company's renewed specialty retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

         Selling, general and administrative expenses (SG&A) decreased by $1,403,000 or 10.5% in the quarter ended September 30, 1996 over the same quarter in the prior year. The overall decrease is primarily attributable to cost reduction programs initiated by the Company primarily in the areas of advertising and personnel expense. SG&A as a percentage of net sales decreased to 29.6% from 30.3% in the same three months of the prior fiscal year.

         Interest expense nominally increased by $15,000 for the quarter ended September 30, 1996 over the same quarter in the prior year. The increase was primarily reflective of a higher effective interest rate under the Company's revolving credit facility during the first quarter of 1997 on a decreased level of borrowing as compared to the first quarter of fiscal year 1996.

         The Company did not record a tax provision for the quarter ended September 30, 1996 due to an offsetting net operating loss carryforward. The remaining tax benefit of the net operating loss carryforward will be recognized as the Company generates taxable income or determines that it is more likely than not that future taxable income will be generated during the remaining loss carryforward period. The tax provision for the first quarter of fiscal 1996 reflects an effective income tax benefit of 27.2% associated with the Company's net operating loss carryback to the extent recoverable from federal income taxes paid during the carryback period.

         Net income for the quarter ended September 30, 1996 was $4,000 or $.00 per share compared to net loss of $757,000 or $.20 per share for the same quarter in the previous year. The net income in the first quarter of the 1997 fiscal year was primarily attributable to the reduction in SG&A expenses in excess of the overall lower gross profit dollars.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $2,933,000 for the three months ended September 30, 1996. The Company had working capital of approximately $8,328,000 at September 30, 1996, as compared to the $8,625,000 in working capital at June 30, 1996 for an overall decrease of $297,000. The increase in current assets of $3,006,000 during the three month period was primarily related to the $3,235,000 increase in inventory, as well as a $677,000 increase in accounts receivable, which was partially offset by a decrease in cash of $843,000. The increase in current assets of $3,006,000 was offset by a net increase of $3,303,000 in current liabilities primarily resulting from an increase of $2,507,000 in borrowings under the revolving credit facility, with the increase in accrued liabilities of $1,483,000 largely offset by the decrease in trade payables of $1,297,000. The increase in inventory results from the initial purchases of product for the holiday season and is the primary reason for the increase in the revolving credit facility.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirement for fiscal 1997, including capital expenditures required in connection with the relocation of one of its stores which is scheduled for opening in the second fiscal quarter. The Company's operating performance has improved as a result of the elimination of personal computers and other non-performing products from its product mix together with a return to it's traditional speciality retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.  The following exhibits are filed with this report:

               EXHIBIT NO.       DESCRIPTION

               27.               Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUND ADVICE, INC.
                                            ------------------
                                            (Registrant)


Date NOVEMBER 12, 1996                      /s/ PETER BESHOURI
     -----------------                      -----------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer



Date NOVEMBER 12, 1996                      /s/ KENNETH L. DANIELSON
     -----------------                      -----------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer