Form 10-Q
period 1996-12-31
SOUND ADVICE INC
filed 1997-02-12
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-    ACT OF 1934 For the quarterly period ended DECEMBER 31, 1996, or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.



                         Commission file number 0-15194


                               SOUND ADVICE, INC.
             (Exact name of registrant as specified in its charter)


        FLORIDA                                               59-1520531
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)


                 1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA 33004
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (954) 922-4434
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF FEBRUARY 7, 1997.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements.

           Consolidated Balance Sheets (Unaudited)
           December 31, 1996 and June 30, 1996                             3-4


           Consolidated Statements of Operations (Unaudited) for the
           Three and Six Months Ended December 31, 1996 and 1995           5

           Consolidated Statements of Cash Flows (Unaudited) for the
           Six Months Ended December 31, 1996 and 1995                     6

           Notes to Consolidated Financial Statements                      7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9-11

PART II -   OTHER INFORMATION
-----------------------------

Item 4.    Submission of Matters to a Vote of Security-Holders             12

Item 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                 13
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       DECEMBER 31, 1996 AND JUNE 30, 1996


                                               DECEMBER 31, 1996         JUNE 30, 1996
                                              ------------------       ----------------
ASSETS
CURRENT ASSETS:
  Cash                                        $         182,226        $     1,007,231
  Receivables:
   Vendors                                            4,148,501              3,259,226
   Trade                                              1,082,770                623,840
   Employees                                            264,071                217,742
                                              ------------------       ----------------
                                                      5,495,342              4,100,808
  Less allowance for doubtful accounts                (374,000)              (572,000)
                                              ------------------       ----------------
                                                      5,121,342              3,528,808

  Inventories                                        27,572,910             27,587,101
  Prepaid and other current assets                      737,951                638,113
  Deferred tax asset                                    609,930                712,930
  Income taxes receivable                             1,273,571              1,170,571
                                              ------------------       ----------------
         Total current assets                        35,497,930             34,644,754
                                              ------------------       ----------------

Property and equipment, net                          14,484,504             13,947,974

Deferred tax asset, net                                  96,098                 96,098

Other assets                                            213,050                196,035

Goodwill, net                                           158,666                170,891
                                              ------------------       ----------------

                                              $      50,450,248        $    49,055,752
                                              ==================       ================




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       DECEMBER 31, 1996 AND JUNE 30, 1996



                                                  DECEMBER 31, 1996         JUNE 30, 1996
                                                 ------------------       ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit facility     $       6,183,861        $    9,100,115
  Accounts payable                                      12,531,104            11,605,540
  Cash overdraft                                           892,876                    --
  Accrued liabilities                                    7,249,381             5,152,353
  Current installments of long-term debt                   166,248               161,406
                                                 ------------------       ---------------
         Total current liabilities                      27,023,470            26,019,414

Long-term debt, excluding current installments             660,079               745,564

Capital lease obligation                                   813,398               815,940

Other liabilities and deferred credits                   4,255,068             4,305,995
                                                 ------------------       ---------------
                                                        32,752,015            31,886,913
                                                 ------------------       ---------------

Shareholders' equity:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at December 31, 1996
    and June 30, 1996                                       37,289                37,289
  Additional paid-in capital                            11,058,655            11,058,655
  Retained earnings                                      6,602,289             6,072,895
                                                 ------------------       ---------------
         Total shareholders' equity                     17,698,233            17,168,839

Commitments and contingencies
                                                 ------------------       ---------------

                                                 $      50,450,248        $   49,055,752
                                                 ==================       ===============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       ------------------                         ----------------
                                                          DECEMBER 31,                              DECEMBER 31,
                                                          ------------                              ------------
                                                    1996                1995                1996                1995
                                              ----------------    ----------------    ----------------    ----------------

Net sales                                     $    47,724,208     $    53,260,184     $    88,074,972     $    97,425,352

Cost of goods sold                                 32,720,986          39,293,524          60,772,656          70,818,574
                                              ----------------    ----------------    ----------------    ----------------

  Gross profit                                     15,003,222          13,966,660          27,302,316          26,606,778

Selling, general and administrative
     expenses                                      13,578,452          15,698,803          25,540,818          29,063,916
                                              ----------------    ----------------    ----------------    ----------------

  Income (loss) from operations                     1,424,770         (1,732,143)           1,761,498         (2,457,138)

Other income (expense):
  Interest expense                                  (442,595)           (403,473)           (777,962)           (724,045)
  Other, net                                           18,034                 782              20,858               2,836
                                              ----------------    ----------------    ----------------    ----------------

Income (loss) before income taxes (benefit)         1,000,209         (2,134,834)           1,004,394         (3,178,347)

Income taxes (benefit)                                475,000           (175,200)             475,000           (461,300)
                                              ----------------    ----------------    ----------------    ----------------

    Net income (loss)                         $       525,209     $   (1,959,634)     $       529,394     $   (2,717,047)
                                              ================    ================    ================    ================



COMMON AND COMMON EQUIVALENT
 PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE                   $          0.14     $        (0.53)     $          0.14     $        (0.73)
                                              ================    ================    ================    ================


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              3,728,894           3,728,894           3,728,894           3,728,894
                                              ================    ================    ================    ================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                        1996                    1995
                                                                 ------------------       ---------------

NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $       529,394        $  (2,717,047)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,536,792             1,696,987
    Loss on disposition of assets                                              876                    --
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                                        (1,592,534)             (702,380)
    Inventories                                                             14,191           (2,014,108)
    Prepaid and other current assets                                      (99,838)               903,342
    Deferred tax asset                                                     103,000                    --
    Income taxes receivable                                              (103,000)                38,700
    Other assets                                                          (35,015)                82,835
  Increase (decrease) in:
    Accounts payable                                                       925,564             1,181,339
    Accrued liabilities                                                  2,097,028               858,200
    Other liabilities                                                     (50,927)               (9,290)
                                                                 ------------------       ---------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     3,325,531             (681,422)
                                                                 ------------------       ---------------

INVESTING ACTIVITIES:
  Capital expenditures                                                 (2,043,973)             (448,209)
                                                                 ------------------       ---------------
 NET CASH (USED IN) INVESTING ACTIVITIES                               (2,043,973)             (448,209)
                                                                 ------------------       ---------------

FINANCING ACTIVITIES:
  Net repayments on revolving credit agreement                         (2,916,254)           (2,146,376)
  Net (repayments) borrowings on long-term debt                           (80,643)             3,258,678
  Increase in cash overdraft                                               892,876                20,434
  Reductions in capital lease obligation                                   (2,542)               (2,100)
                                                                 ------------------       ---------------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (2,106,563)             1,130,636
                                                                 ------------------       ---------------

(Decrease) increase in cash                                              (825,005)                 1,005
Cash, beginning of period                                                1,007,231                46,950
                                                                 ------------------       ---------------

CASH, END OF PERIOD                                                $       182,226        $       47,955
                                                                 ==================       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                  $       559,734        $      626,806
                                                                 ==================       ===============

    Income taxes paid, net of refunds                              $            --        $    (500,000)
                                                                 ==================       ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)     BASIS OF PRESENTATION
        ---------------------
        The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1996 and June 30, 1996 and the statements of operations for the three and six month periods ended December 31, 1996 and 1995 and statements of cash flows for the six month periods ended December 31, 1996 and 1995. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

2.)     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
        --------------------------------------------------------
        Net income (loss) per common and common equivalent share has been determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)     SEASONALITY
        -----------
        Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended December 31, 1996 and 1995 are as follows:

                    TRAILING FOUR QUARTERS ENDED DECEMBER 31,
                    -----------------------------------------
                             (Dollars in Thousands)

QUARTERLY SALES
---------------
                                         1996                   1995
                                         ----                   ----

                                   AMOUNT        %        AMOUNT      %
                                 --------      ----     --------    ----

Second Quarter                    $47,724      29.9%    $ 53,260    29.5%
  (October - December)

First Quarter                      40,351      25.3       44,165    24.5
   (July - September)

Fourth Quarter                     32,481      20.3       39,148    21.7
  (April  - June)

Third  Quarter                     39,079      24.5       43,781    24.3
  (January - March)              --------      ----     --------    ----

SALES FOR TRAILING TWELVE        $159,635      100%     $180,354    100%
MONTHS ENDED DECEMBER 31,        ========      ====     ========    ====
1996 AND 1995, RESPECTIVELY

4.)     PROPERTY AND EQUIPMENT, NET
        ---------------------------
        Property and equipment, net, consists of the following:

                                       DECEMBER 31, 1996      JUNE 30, 1996
                                       -----------------      ------------

Land                                      $    521,465        $    521,465
Building                                     1,119,605           1,119,605
Furniture and equipment                      7,964,858           8,545,945
Leasehold improvements                      15,229,656          14,494,852
Display fixtures                             5,193,111           5,049,940
Vehicles                                       892,740             949,168
                                          ------------        ------------
        Total                               30,921,435          30,680,975
Less accumulated depreciation              (16,436,931)        (16,733,001)
                                          ------------        ------------
Property and equipment, net               $ 14,484,504        $ 13,947,974
                                          ============        ============


5.)     PROVISION (BENEFIT) FOR INCOME TAXES
        ------------------------------------
        During the fiscal year ended June 30, 1996, the Company recognized the maximum available tax benefit associated with its net operating loss carryback. The Company had sufficient taxable income in previous years to support the recognition of its deferred tax assets. A valuation allowance has been established to the extent future deductible amounts cannot be recovered through Federal taxes paid within the statutory carryback period. Additional tax benefits will be recognized when the Company generates sufficient additional taxable income.

6.)     STOCK OPTIONS
        -------------
        During the first quarter ended September 30, 1996 incentive stock options covering an aggregate of 11,000 shares of common stock having an exercise price of $7.27 per share expired. During the second quarter ended December 31, 1996 incentive stock options covering an aggregate of 27,500 shares of common stock having an exercise price of $5.45 per share expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
        The Company's net sales for the quarter ended December 31,1996, decreased $5,536,000 or 10.4% to $47,724,000 compared to $53,260,000 in the prior fiscal year. The decrease is primarily attributable to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix. Comparable store net sales decreased 11.3% in the quarter ended December 31, 1996 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the store relocated to a larger showroom in November 1996. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

        Net sales for the six months ended December 31,1996, decreased by $9,350,000 or 9.6% to $88,075,000 over the corresponding period in the prior fiscal year. The decrease in net sales is attributable, as stated above, to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix. Comparable store net sales as adjusted for the relocated store decreased 10.4% in the six months ended December 31, 1996 compared to the corresponding six month period in the prior fiscal year.

        Gross profit increased by $1,037,000 or 7.4% in the quarter ended December 31, 1996 compared to the corresponding quarter in fiscal 1996. The gross profit in the second quarter of fiscal 1996 was impacted by a $1,500,000 provision for loss on personal computer and related accessories in connection with such product category's elimination from the Company's product mix. The gross profit percentage was 31.4% in the quarter ended December 31, 1996. Exclusive of the provision on personal computers and accessories, the gross profit percentage was 29.0% for the quarter ended December 31, 1995. The increase in gross profit percentage is directly related to the Company's renewed specialty retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

        Gross profit increased by $696,000 or 2.6% in the six months ended December 31, 1996 compared to the corresponding period in the prior year. The gross profit percentage was 31.0% in the six months ended December 31, 1996. Exclusive of the provision for loss on personal computers and accessories, the gross profit percentage for the six month period ended December 31, 1995 was 28.8%. As stated above, this increase in gross profit and gross profit percentage is directly related to the elimination of computers and other non-performing low margin products from the product mix and the Company's renewed specialty retailing focus on value added selling in the core categories of high end audio, video and mobile electronics.

        Selling, general and administrative expenses ("SG&A") decreased by $2,120,000 and $3,523,000 in the quarter and six months ended December 31, 1996 over the corresponding periods in the prior year. Decreases in SG&A in both periods were primarily attributable to cost reduction programs initiated by the Company primarily in the areas of advertising and personnel expense. SG&A as a percentage of net sales decreased to 28.5% and 29.0% in the quarter and six months ended December 31, 1996 from 29.5% and 29.8%, respectively, in the comparable periods of the previous year.

        Interest expense increased by $39,000 for the quarter and $54,000 for the six months ended December 31, 1996 compared to the same periods in the prior year. The increase was primarily reflective of a higher effective interest rate under the Company's revolving credit facility during the second quarter and first six months of fiscal 1997 on a decreased level of borrowing as compared to the same quarter and six month periods in fiscal 1996.

        The Company had an effective income tax rate of approximately 47.5% for the quarter and 47.3% for the six months ended December 31, 1996 compared to an effective income tax rate benefit of 8.2% and 14.5%, respectively, in the comparable periods of the previous year. The effective tax rate increased during the first six months of fiscal 1997 due primarily to an increase in taxable income and the upward adjustment to the valuation reserve on deferred tax assets resulting from a reduction in the amount of taxes paid in prior years that would be available to offset future tax losses or temporary differences.

        Net income for the quarter ended December 31, 1996 was $525,000 or $.14 per share compared to net loss of $1,960,000 or $.53 per share for the same quarter in the previous year. Net income for the six months ended December 31, 1996 was $529,000 or $.14 per share compared to net loss of $2,717,000 or $.73 per share in the same period of the prior fiscal year. The net income in the 1997 fiscal year was primarily attributable to the increase in gross profit as a result of margin improvement in the core categories of audio, video and mobile electronics, elimination of personal computers and other low margin products and the reduction in SG&A expenses.

FINANCIAL CONDITION
-------------------
        Net cash provided by operating activities was approximately $3,326,000 for the six months ended December 31, 1996. The Company had working capital of approximately $8,474,000 at December 31, 1996, as compared to the $8,625,000 in working capital at June 30, 1996 for an overall decrease of $151,000. The increase in current assets of $853,000 during the six month period was primarily related to the $1,593,000 increase in accounts receivable, which was partially offset by a decrease in cash of $825,000. The net increase in current assets was offset by an overall increase of $1,004,000 in current liabilities primarily resulting from an increase in each of accounts payable of $926,000, cash overdraft of $893,000, and accrued liabilities of $2,097,000, which were partially offset by a decrease of $2,916,000 in borrowings under the revolving credit facility.

        The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirement for fiscal 1997. The Company's operating performance has improved as a result of a return to its traditional speciality retailing focus on value added selling in the core categories of high end audio, video and mobile electronics together with the elimination of personal computers and other non-performing products from its product mix.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

        (a) The Registrant held its 1996 annual meeting of shareholders on Tuesday, January 21, 1997 (the "Annual Meeting").

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

           NOMINEE FOR DIRECTOR      FOR THE ELECTION          ABSTAIN
           --------------------      --------------------      ---------------
           Peter Beshouri            3,120,898.5 (96.59%)      110,068 (3.41%)
           Michael Blumberg          3,120,898.5 (96.59%)      110,068 (3.41%)
           G. Kay Griffith           3,121,398.5 (96.61%)      109,568 (3.39%)
           Herbert A. Leeds          3,120,998.5 (96.60%)      109,968 (3.40%)
           Richard W. McEwen         3,121,498.5 (96.61%)      109,468 (3.39%)
           Gregory Sturgis           3,121,498.5 (96.61%)      109,468 (3.39%)

        (d)    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits.  The following exhibits are filed with this report:

               EXHIBIT NO.   DESCRIPTION
               -----------   -----------------------------------------------

               27.           Financial Data Schedule.

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUND ADVICE, INC.
                                    -------------------------------------
                                    (Registrant)



Date FEBRUARY  12, 1997             /s/ PETER BESHOURI
     ------------------             -------------------------------------
                                    Peter Beshouri, Chairman of the
                                    Board, President and Chief
                                    Executive Officer



Date FEBRUARY 12, 1997              /s/ KENNETH L. DANIELSON
     -----------------              -------------------------------------
                                    Kenneth L. Danielson, Chief
                                    Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27.            Financial Data Schedule.