Form 10-Q
period 1997-03-31
SOUND ADVICE INC
filed 1997-05-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 1997, or

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF MAY 12, 1997.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

           Consolidated Balance Sheets (Unaudited)
           March 31, 1997 and June 30, 1996                                3-4

           Consolidated Statements of Operations (Unaudited) for the
           Three and Nine Months Ended March 31, 1997 and 1996             5

           Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended March  31, 1997 and 1996                      6

           Notes to Consolidated Financial Statements                      7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9-11

PART II - OTHER INFORMATION

Item 2.    Changes in Securities                                           12

Item 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        MARCH 31, 1997 AND JUNE 30, 1996

                                                MARCH 31, 1997     JUNE 30, 1996
                                                --------------     -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                          $     54,725       $  1,007,231
  Receivables:
   Vendors                                         2,568,439          3,259,226
   Trade                                             905,649            623,840
   Employees                                         267,377            217,742
                                                ------------       ------------
                                                   3,741,465          4,100,808
  Less allowance for doubtful accounts              (436,000)          (572,000)
                                                ------------       ------------
                                                   3,305,465          3,528,808

  Inventories                                     30,423,782         27,587,101
  Prepaid and other current assets                   743,677            638,113
  Deferred tax asset                                 609,930            712,930
  Income taxes receivable                          1,273,571          1,170,571
                                                ------------       ------------
         Total current assets                     36,411,150         34,644,754
                                                ------------       ------------

Property and equipment, net                       14,034,913         13,947,974

Deferred tax asset, net                               96,098             96,098

Other assets                                         176,354            196,035

Goodwill, net                                        152,554            170,891
                                                ------------       ------------
                                                $ 50,871,069       $ 49,055,752
                                                ============       ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        MARCH 31, 1997 AND JUNE 30, 1996


                                                   MARCH 31, 1997  JUNE 30, 1996
                                                   --------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Borrowings under revolving credit facility        $10,889,422     $ 9,100,115
  Accounts payable                                    8,745,519      11,605,540
  Cash overdraft                                        986,824            --
  Accrued liabilities                                 6,832,364       5,152,353
  Current installments of long-term debt                168,696         161,406
                                                    -----------     -----------
         Total current liabilities                   27,622,825      26,019,414

Long-term debt, excluding current installments          616,910         745,564

Capital lease obligation                                812,033         815,940

Other liabilities and deferred credits                4,205,134       4,305,995
                                                    -----------     -----------
                                                     33,256,902      31,886,913
                                                    -----------     -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
   3,728,894 shares at March 31, 1997
   and June 30, 1996                                     37,289          37,289
  Additional paid-in capital                         11,058,655      11,058,655
  Retained earnings                                   6,518,223       6,072,895
                                                    -----------     -----------
         Total shareholders' equity                  17,614,167      17,168,839

Commitments and contingencies
                                                    -----------     -----------
                                                    $50,871,069     $49,055,752
                                                    ===========     ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         MARCH 31,                          MARCH 31,
                                              ------------------------------    ------------------------------

                                                   1997             1996             1997             1996
                                              -------------    -------------    -------------    -------------
Net sales                                     $  35,431,135    $  39,078,800    $ 123,506,107    $ 136,504,152

Cost of goods sold                               23,481,739       27,094,825       84,254,395       97,913,399
                                              -------------    -------------    -------------    -------------
  Gross profit                                   11,949,396       11,983,975       39,251,712       38,590,753

Selling, general and administrative
     expenses                                    11,699,889       11,754,041       37,240,706       40,817,957
                                              -------------    -------------    -------------    -------------

  Income (loss) from operations                     249,507          229,934        2,011,006       (2,227,204)

Other income (expense):
  Interest expense                                 (355,596)        (293,014)      (1,133,558)      (1,017,059)
  Other, net                                         22,022           (1,001)          42,880            1,835
                                              -------------    -------------    -------------    -------------
(Loss) income before income taxes (benefit)         (84,067)         (64,081)         920,328       (3,242,428)

Income taxes (benefit)                                 --               --            475,000         (461,300)
                                              -------------    -------------    -------------    -------------
    Net (loss) income                         $     (84,067)   $     (64,081)   $     445,328    $  (2,781,128)
                                              =============    =============    =============    =============
COMMON AND COMMON EQUIVALENT
PER SHARE AMOUNTS:

NET (LOSS) INCOME PER SHARE                   $       (0.02)   $       (0.02)   $        0.12    $       (0.75)
                                              =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            3,728,894        3,728,894        3,732,197        3,728,894
                                              =============    =============    =============    =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 1997            1996
                                                           -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $     445,328    $  (2,781,128)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                              1,806,590        2,496,785
    Loss on disposition of assets                                    876             --
  Changes in assets and liabilities:
    Receivables                                                  223,343        1,033,841
    Inventories                                               (2,836,681)       5,637,378
    Prepaid and other current assets                            (105,564)         495,912
    Deferred tax asset                                           103,000             --
    Income taxes receivable                                     (103,000)          38,700
    Other assets                                                  (7,319)          82,460
    Accounts payable                                          (2,860,021)      (5,200,275)
    Accrued liabilities                                        1,680,011         (379,907)
    Other liabilities                                           (100,861)         (51,869)
                                                           -------------    -------------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (1,754,298)       1,371,897
                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (1,849,068)        (574,543)
                                                           -------------    -------------
 NET CASH USED IN INVESTING ACTIVITIES                        (1,849,068)        (574,543)
                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit agreement                   136,858,988       93,701,950
  Repayments on revolving credit agreement                  (135,069,681)     (98,106,309)
  Net (repayments) borrowings on long-term debt                 (121,364)       3,043,081
  Increase in cash overdraft                                     986,824          570,914
  Reductions in capital lease obligation                          (3,907)          (3,228)
                                                           -------------    -------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           2,650,860         (793,592)
                                                           -------------    -------------

(Decrease) increase in cash                                     (952,506)           3,762
Cash, beginning of period                                      1,007,231           46,950
                                                           -------------    -------------

CASH, END OF PERIOD                                        $      54,725    $      50,712
                                                           =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $     827,961    $     901,012
                                                           =============    =============
  Income taxes paid, net of refunds                        $  (1,273,410)   $    (500,000)
                                                           =============    =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1997 and June 30, 1996 and the statements of operations for the three and nine month periods ended March 31, 1997 and 1996 and statements of cash flows for the nine month periods ended March 31, 1997 and 1996. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

2.) NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
    Net income (loss) per common and common equivalent share has been determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.) SEASONALITY
    Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended March 31, 1997 and 1996 are as follows:

                                     TRAILING FOUR QUARTERS ENDED MARCH 31,
                                     --------------------------------------
                                             (Dollars in Thousands)
QUARTERLY SALES
---------------
                                          1997                      1996
                                          ----                      ----

                                  AMOUNT         %          AMOUNT        %
                                  -------      -----       -------      -----
Third Quarter                    $35,431        22.7%       $39,079      22.3%
  (January - March)

Second Quarter                    47,724        30.6         53,260      30.3
  (October - December)

First Quarter                     40,351        25.9         44,165      25.1
   (July - September)

Fourth Quarter                    32,481        20.8         39,148      22.3
  (April - June)

SALES FOR TRAILING TWELVE       $155,987         100%      $175,652       100%
MONTHS ENDED MARCH 31,          ========       =====       ========     =====
1997 AND 1996, RESPECTIVELY

4.) PROPERTY AND EQUIPMENT, NET
    Property and equipment, net, consists of the following:

                                               MARCH 31, 1997    JUNE 30, 1996
                                               --------------    -------------

Land                                          $    521,465        $    521,465
Building                                         1,119,605           1,119,605
Furniture and equipment                          8,084,802           8,545,945
Leasehold improvements                          15,258,552          14,494,852
Display fixtures                                 5,306,187           5,049,940
Vehicles                                           920,585             949,168
                                              ------------        ------------
         Total                                  31,211,196          30,680,975
Less accumulated depreciation                  (17,176,283)        (16,733,001)
                                              ------------        ------------
Property and equipment, net                   $ 14,034,913        $ 13,947,974
                                              ============        ============


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

6.) STOCK OPTIONS AND WARRANTS
    During the first quarter ended September 30, 1996 incentive stock options covering an aggregate of 11,000 shares of common stock having an exercise price of $7.27 per share expired. During the second quarter ended December 31, 1996 incentive stock options covering an aggregate of 27,500 shares of common stock having an exercise price of $5.45 per share expired and a warrant to acquire 10,000 shares of common stock having an exercise price of $8.78 per share also expired. In March 1997, incentive stock options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.69 per share and immediately exercisable through March 9, 2002 were issued, pursuant to the Company's second amended and restated 1986 stock option plan (the "stock option plan") to four executive officers of the Company. At the same time, stock options to purchase 31,000 shares of common stock previously issued to two executive officers at an exercise price of $6.29 were cancelled and reissued pursuant to the stock option plan at an exercise price of $1.69 per share and are immediately exercisable through March 9, 2002.

7.) EMPLOYMENT AGREEMENTS
    Effective as of March 24, 1997, the employment agreements for two of the Company's executive officers were extended for an additional year to June 30, 1998 on substantially the same terms and conditions as in effect under their respective employment agreements expiring June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
    The Company's net sales for the quarter ended March 31,1997, decreased $3,648,000 or 9.3% to $35,431,000 compared to $39,079,000 in the prior fiscal year. The decrease is primarily attributable to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix along with reduced sales of cellular telephones and VCRs. Comparable store net sales decreased 9.9% in the quarter ended March 31, 1997 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the store relocated to a larger showroom in November 1996. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

    Net sales for the nine months ended March 31,1997, decreased by $12,998,000 or 9.5% to $123,506,000 compared to $136,504,000 in the prior fiscal year. The decrease in net sales is attributable, as stated above, to the Company's decision to eliminate personal computers and other non-performing low margin products from the product mix. Comparable store net sales decreased 10.2% in the nine months ended March 31, 1997 over the corresponding period in the prior fiscal year. The comparable store sales were adjusted to exclude the store relocated to a larger showroom in November 1996.

    Gross profit decreased by $35,000 or .3% in the quarter ended March 31, 1997 compared to the corresponding quarter in fiscal 1996. The gross profit percentage was 33.7% in the quarter ended March 31, 1997. The gross profit percentage exclusive of computer sales was 32.3% for the quarter ended March 31, 1996. The increase in gross profit percentage is directly related to the Company's renewed focus on value added selling in the core categories of high end audio, video and mobile electronics.

    Gross profit increased by $661,000 or 1.7% in the nine months ended March 31, 1997 compared to the corresponding period in the prior fiscal year. The gross profit for the prior fiscal year was impacted by a $1,500,000 provision for loss on personal computers and related accessories recorded in the second quarter of fiscal 1996 in connection with such product category's elimination from the Company's product mix. The gross profit percentage was 31.8% in the nine months ended March 31, 1997. Exclusive of the provision for loss on personal computers and accessories, the gross profit percentage for the nine month period ended March 31, 1996 was 29.4%. As stated above, this increase in gross profit and gross profit percentage is directly related to the Company's renewed focus on value added selling in the core categories of high end audio, video and mobile electronics and the elimination of computers and other non-performing low margin products from the product mix.

    Selling, general and administrative expenses ("SG&A") decreased by $54,000 and $3,577,000 for the three and nine months ended March 31, 1997 over the corresponding periods in the prior year. Decreases in SG&A in both periods were primarily attributable to cost reduction programs initiated by the Company primarily in the areas of advertising and personnel expense. The Company continues to monitor and control expenses in its effort to reduce the overall level of SG&A expense. Since a sizeable amount of these reductions were associated with the elimination of expenses associated with sales of personal computers, it is anticipated that future expense reductions in this area will not be as significant. SG&A as a percentage of net sales increased to 33.0% and 30.2% in the quarter and nine months ended March 31, 1997 from 30.1% and 29.9%, respectively, in the comparable periods of the previous year. The percentage increase in both periods is directly attributable to the reduction in net sales from the previous comparable periods.

    Interest expense increased by $63,000 for the quarter and $116,000 for the nine months ended March 31, 1997 compared to the same periods in the prior year. The increase was primarily reflective of a higher effective interest rate under the Company's revolving credit facility during the third quarter and first nine months of fiscal 1997 on a decreased level of average outstanding borrowings.

    The Company had an effective income tax rate of approximately 51.6% for the nine months ended March 31, 1997 compared to an effective income tax rate benefit of 14.2% in the comparable period of the previous year. The effective tax rate increased during the first nine months of fiscal 1997 due primarily to an increase in taxable income and the upward adjustment to the valuation reserve on deferred tax assets resulting from a reduction in the amount of taxes paid in prior years that would be available to offset future tax losses or temporary differences.

    Net loss for the quarter ended March 31, 1997 was $84,000 or $.02 per share compared to net loss of $64,000 or $.02 per share for the same quarter in the previous year. Net income for the nine months ended March 31, 1997 was $445,000 or $.12 per share compared to net loss of $2,781,000 or $.75 per share in the same period of the prior fiscal year. The net income in the 1997 fiscal year was primarily attributable to the increase in gross profit as a result of the Company's renewed focus in the core categories of audio, video and mobile electronics, and the elimination of personal computers and other low margin products and reduction in SG&A expenses.

FINANCIAL CONDITION
    Net cash used in operating activities was approximately $1,754,000 for the nine months ended March 31, 1997 primarily due to the increase in the Company's inventory since June 30, 1996. The Company had working capital of approximately $8,788,000 at March 31, 1997, as compared to the $8,625,000 in working capital at June 30, 1996 for an overall increase of $163,000. The increase in current assets of $1,766,000 during the nine month period was primarily related to the $2,837,000 increase in inventory, which was partially offset by a decrease in cash of $953,000. The net increase in current assets was offset by an overall increase of $1,603,000 in current liabilities primarily resulting from an increase in each of borrowings under the revolving credit facility of $1,789,000, cash overdraft of $987,000, and accrued liabilities of $1,680,000, which were partially offset by a decrease of $2,860,000 in accounts payable.

    The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements over the next twelve months. The Company's operating performance has improved as a result of a return to its traditional focus on value added selling in the core categories of high end audio, video and mobile electronics together with the elimination of personal computers and other non-performing products from its product mix.

    The Company is pursuing the opening of additional store sites within the state of Florida. It is currently anticipated that one additional store will be opened prior to November 30, 1997, with an additional store opened near the end of fiscal 1998 or the beginning of fiscal 1999. Although the Company has existing borrowing capacity to assist in the opening of new stores, the Company intends to seek additional financing solely for the purpose of store expansion. Accordingly, the Company's ability to achieve its store expansion goals could be adversely effected if it is unable to obtain such additional financing.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward- looking statements.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

         (c)  Sales of Unregistered Securities

         The Company has not issued or sold any unregistered securities during the quarter ended March 31, 1997, except that, pursuant to the Second Amended and Restated Sound Advice, Inc. 1986 Stock Option Plan, as amended (the "Stock Option Plan"), (i) the Company granted as of March 10, 1997, incentive stock options to purchase an aggregate of 75,000 shares of the Company's common stock to four executive officers of the Company at an exercise price of $1.69 per share, which stock options are immediately exercisable through March 9, 2002; and (ii) incentive stock options to purchase 31,000 shares of the Company's common stock previously granted to two of such executive officers at an exercise price of $6.29 per share were cancelled and reissued by the Company at an exercise price of $1.69 per share and are immediately exercisable through March 9, 2002. See Note 6 of Notes to Consolidated Financial Statements. The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  The following exhibits are filed with this report:

              EXHIBIT NO.     DESCRIPTION

              10.1            Second Amended and Restated Sound Advice, Inc.
                              1986 Stock Option Plan, as amended (incorporated by reference from the Company's Registration Statement on Form S-8, Exhibit 4.3 filed May 14,
                              1997).

              10.2 Eighth Amendments to Employment Agreements, both dated as of March 24, 1997, between the Company and each of Peter Beshouri and Michael Blumberg (filed herewith).

              27.             Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUND ADVICE, INC.
                               (Registrant)

Date MAY  14, 1997             /s/ PETER BESHOURI
     --------------            ------------------------
                               Peter Beshouri, Chairman of the
                               Board, President and Chief
                               Executive Officer

Date MAY 14, 1997              /s/ KENNETH L. DANIELSON
     ------------              ------------------------------
                               Kenneth L. Danielson, Chief
                               Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit

NO.

10.1 Second Amended and Restated Sound Advice, Inc. 1986 Stock Option Plan, as amended (incorporated by reference from the Company's Registration Statement on Form S-8, Exhibit 4.3 filed May 14, 1997).

10.2 Eighth Amendments to Employment Agreements, both dated as of March 24, 1997, between the Company and each of Peter Beshouri and Michael Blumberg (filed herewith).

27.   Financial Data Schedule (filed herewith).