Form 10-K
period 1997-06-30
SOUND ADVICE INC
filed 1997-09-29
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended JUNE 30, 1997 or
                                   -------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ________

         Commission file number 0-15194
                                -------

                               SOUND ADVICE, INC.
              ----------------------------------------------------
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

                         ------------------------------

                          COMMON STOCK PURCHASE RIGHTS
                          ----------------------------
                                 Title of class

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON SEPTEMBER 19, 1997, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON SEPTEMBER 19, 1997, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $6,690,000.

         THE REGISTRANT HAD 3,728,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 19, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

(SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                                   TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           -------
PART I
------

ITEM 1.           BUSINESS........................................................................................1
                           General................................................................................1
                           Products...............................................................................2
                           Marketing Strategy.....................................................................3
                           Advertising............................................................................4
                           Operations.............................................................................5
                           Expansion..............................................................................8
                           Seasonality............................................................................9
                           Servicemarks..........................................................................10
                           Competition...........................................................................10
                           Employees.............................................................................10

ITEM 2.           PROPERTIES.....................................................................................11

ITEM 3.           LEGAL PROCEEDINGS..............................................................................12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................................................................12

ITEM 4.1.         EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................13

PART II
-------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS................................................................15
                           Common Stock Information..............................................................15
                           Dividend Policy.......................................................................15
                           Recent Sales of Unregistered Securities...............................................16

ITEM 6.           SELECTED FINANCIAL DATA........................................................................18

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................20
                           Results of Operations.................................................................20
                           Liquidity and Capital Resources.......................................................23
                           Impact of Inflation and Foreign
                             Currency Fluctuations...............................................................25
                           Recent Accounting Pronouncement.......................................................25
                           Forward-Looking Statements............................................................26

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................26


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................26

PART III
--------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT..............................................................................27

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................27

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..........................................................................27

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................27

PART IV
-------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K........................................................................27

SIGNATURES.......................................................................................................28

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Sound Advice, Inc. (the "Registrant"), incorporated in Florida on March 12, 1974, is a full service specialty retailer of a broad range of high-quality, upscale entertainment and consumer electronic products. As of June 30, 1997, the Registrant operated 21 stores in Florida which sell home and car audio systems, large screen televisions, video products, cellular telephones and other personal electronics, such as home telephones, answering machines and hand held audio systems, car security systems, home entertainment furniture and related customized services and accessories. In contrast to mass merchandisers and discounters of consumer electronic products, the Registrant targets customers seeking informed advice concerning product selection and system integration as well as a broad selection of products incorporating the latest technology.

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

         The Registrant's operating strategy is to cluster its stores in larger markets and maximize selling space per store in order to achieve economies of scale, as well as provide convenient locations for its customers. The Registrant's stores are currently clustered in four areas in Florida, including the Miami/Ft. Lauderdale/West Palm Beach area (the "East Coast Stores"), the Tampa/St. Petersburg/Clearwater/Sarasota/Fort Myers area (the "West Coast Stores"), the Orlando area (the "Central Florida Stores") and Jacksonville (the "Jacksonville Stores"). In fiscal year 1997 the Registrant did not add or close any stores, but relocated one East Coast Store to a larger facility. As of this date, the Registrant operates 21 stores, which, except for one smaller store, on average contain approximately 15,000 to 17,000 gross square feet. It currently plans during fiscal year 1998 to add one additional West Coast Store and to relocate the remaining smaller West Coast Store to a larger facility containing approximately 15,000 gross square feet. The Registrant is also exploring potential sites for the combination of its central warehouse and distribution facility in Deerfield Beach and its corporate headquarters in Dania upon the expiration of those leases in 1998 and 1999, respectively. See "Expansion" in this ITEM 1.

         In fiscal year 1997, the Registrant's net sales were approximately $156 million which was a decrease from its net sales of approximately $169 million in fiscal year 1996. This was primarily due to the elimination from its product mix in January 1996 of personal computers, peripherals and multimedia products, which had been added in the fall of 1994, and the reduction or elimination during fiscal years 1996 and 1997 from its product mix of certain nonperforming low margin products. The products were eliminated or reduced as a result of reduced margin created in certain products arising from increased competition and, in the case of the personal computers and related products, their rapid obsolescence. In addition, this action was part of the Registrant's renewed specialty retailing focus on value added selling in its core categories of high end audio, video (including home theater and large screen televisions) and mobile electronics and on custom design and installation and repair services. See "Results of Operations - Fiscal 1997 Compared to Fiscal 1996" and "Fiscal 1996 Compared to Fiscal 1995" in ITEM 7.

         In April 1996, the Registrant's then existing $16,000,000 senior credit facility was replaced with a $25,000,000 revolving credit facility from a new lender. See "Liquidity and Capital Resources" in ITEM 7. Commensurate with the elimination of personal computers, the Registrant initiated an expense reduction program in the third quarter of fiscal year 1996. This program included a reduction in the Registrant's employees, primarily in the areas of on-site technicians known as "quicktechs" and store cashiers, associated with the elimination of personal computers and other low margin products and a reduction in store support personnel by having showroom managers directly supervise store salespersons and conduct product training at the store level. During fiscal 1997, the Registrant focused its cost reduction efforts primarily in the area of advertising and general corporate expenses. See "Results of Operations - Fiscal 1997 Compared to Fiscal 1996" and "Results of Operations - Fiscal 1996 Compared to Fiscal 1995" in ITEM 7 and "Advertising" in this ITEM 1.

PRODUCTS

         The Registrant offers its customers an extensive selection of high-quality, brand-name entertainment and consumer electronic products, including products incorporating the latest technology and not generally carried by most of its competitors. In a typical store a customer can choose from more than 2,100 products from approximately 150 manufacturers.

         For the 1997 fiscal year, the Registrant's products and services may be grouped into home and car audio, television and video, service, installation and product warranty and miscellaneous products.

         The home and car audio product group includes receivers, speakers, audio compact disc players, cassette decks, turntables, tuners, equalizers, signal processors, mini and normal sized pre-packaged audio systems, amplifiers, car AM-FM radios, car antennas, security systems, radar detectors and audio accessories.

         The television and video product group includes stereo televisions, large screen televisions, standard televisions, video tape players/recorders, video camcorders, digital video disk (DVD) players, video enhancement devices, home theater systems, direct broadcast satellite dishes and video accessories.

         The service, installation and product warranty group includes car stereo installation, custom home installation, repair services, delivery and extended warranty contracts offered by the Registrant on behalf of a third party provider for most of its audio, video, car stereo and personal electronics merchandise.

         The miscellaneous product group includes personal and portable stereos, answering machines, home telephones, hand held audio systems, equipment and activation fees for cellular telephone service and home entertainment furniture.

         In fiscal 1995 and 1996, the Registrant also had a separate personal computer product group which included personal computers, peripherals and multi-media products.

         The table below shows the approximate percentage of the Registrant's sales for the fiscal years ended June 30, 1997, 1996 and 1995 attributable to each of the foregoing product groups. The personal computer product group, which was added in fiscal year 1995, was discontinued in January 1996.

                                                 YEARS ENDED JUNE 30,
                                        ------------------------------------
PRODUCT GROUP                           1997              1996          1995
-------------                           ----              ----          ----

Home and Car Audio . . . . . .            48%              44%           39%
Television and Video   . . . .            37               35            33
Service, Installation and
 Product Warranty  . . . . . .            12               11            10
Miscellaneous Products . . . .             3                5            12
Personal Computer  . . . . . .             -                5             6
                                         ---              ---           ---

Total  . . . . . . . . . . . .           100%             100%          100%
                                         ===              ===           ===

         The percentage of sales by each product group is affected by promotional activities, consumer trends, store displays, the development of new products and elimination or reduction of existing products and, thus, the current mix may not be indicative of the mix in future years.

MARKETING STRATEGY

         The Registrant views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention and assistance to each customer. The Registrant trains its sales personnel to assist customers in their purchases by demonstrating products and providing information with respect to features, price, quality and system integration. At each store, audition rooms and segregated demonstration areas and displays of systems and products promote sales by enabling sales personnel to demonstrate the use of systems and products and by permitting customers to compare and test the performance and features of similar products and systems (particularly higher quality systems and products incorporating the latest technology and fully-integrated audio/video systems). Consistent with this approach to marketing, the Registrant commencing during fiscal year 1996 and continuing in fiscal year 1997 has incorporated audio, video and furniture combinations to demonstrate the technology of home entertainment systems including home theater in a realistic setting. The Registrant also has a full-service personal and mobile electronics center in most of its stores.

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

ADVERTISING

         To support its marketing strategy, the Registrant promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. Such advertising program consists of name recognition advertising emphasizing the Sound Advice name and its competitive prices, its broad and high-quality name brand product selection, available financing arrangements, its technically proficient sales force, its support program, its customer oriented showrooms and its customer service and repair program. In addition, newspaper and catalog advertisements and customer mailings are directed towards specific products and their prices and specific financing plans in connection with specific sales events and promotions. The Registrant has an extensive customer database which is used for targeting its mailings of catalogs and other promotional advertisements and materials.

         The following table shows the Registrant's net advertising expense as a percentage of net sales for the fiscal years ended June 30, 1997, 1996 and 1995. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                                  YEARS ENDED JUNE 30,
                                            ----------------------------------
                                            1997            1996          1995
                                            ----            ----          ----
                                                    (Dollars in Thousands)

Net advertising expense . . . . .          $4,086          $6,476       $4,745
Percentage of net sales . . . . .             2.6%            3.8%         2.5%


         During fiscal year 1997, net advertising expense was substantially decreased as compared to fiscal 1996 primarily as a result of a reduction in advertising expenditures associated with the cost reduction program initiated during the latter part of fiscal 1996. A portion of the advertising expense reduction is directly attributable to the elimination of personal computers from the product mix. In addition, market development and other promotional amounts received by the Registrant from vendors which offset advertising costs increased slightly in fiscal 1997 as compared to the prior fiscal year. The primary reason for the increase in market development funds is additional vendor funds received in connection with the store relocation in November 1996.

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

         The Registrant handles the majority of its advertising through its in-house advertising staff. The Registrant's use of an in-house staff allows it to be more flexible in decisions regarding advertising, to make changes to advertising copy on short notice, to publicize special product promotions and to take advantage of new products and unexpected market developments on a timely basis. During 1997, the Registrant utilized the services of marketing consultants to assist in certain advertising campaigns and image development programs.

OPERATIONS

         SUPPLIERS, PURCHASING AND DISTRIBUTION:

         The Registrant has no long-term merchandise purchase contracts or commitments. The Registrant acquires its products from approximately 150 manufacturers, five of which manufacturers accounted for approximately 54% of the Company's total product purchases during fiscal year 1997. Such five manufacturers were Alpine, Mitsubishi, Panasonic, Sony and Yamaha. Management believes that competitive sources of supply would be available for most of the Registrant's products in the event that one or more of its sources were no longer available. However, a loss of a primary source of supply could have an adverse impact on the Registrant and, to the extent that the unavailable source was for a product line for which the Registrant was the primary distributor in its markets, the Registrant most likely would only be able to replace these products with products that were widely available in its markets.

         The Registrant's policy is to take advantage of cash or payment discounts offered by manufacturers. The Registrant has also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion has been able to negotiate favorable terms on very large volume purchases. Since March 1986, the Registrant has been a member of Progressive Retailers Organization, Inc., a buying group comprised of 14 retailers of home entertainment and consumer electronic products located throughout the country ("Progressive Retailers Organization").

         Substantially all inventory purchased by the Registrant is shipped directly to its central distribution facility located in Deerfield Beach, Florida. Such facility is currently the central distribution facility for its stores. Inventory is also shipped to and distributed from the Registrant's support warehouses located in Tampa and Orlando (Winter Park), Florida, which service the West Coast Stores and Central Florida Stores, respectively. Each store receives shipments of inventory from the central distribution and/or support warehouse facilities, at least three times a week, and sometimes on a daily basis, thereby increasing availability to customers by enabling each store to maintain reasonable inventories of all products and promptly to replenish inventories of fast moving products. The Registrant believes that its distribution system allows it to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately 4.1, 4.3, and 4.2 times during the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

         During the first quarter of fiscal 1997, the Registrant upgraded its computer hardware platform. In addition, the functionality of its management information system ("MIS system") was upgraded to an enhanced version of the MIS system from the same vendor designed for the new hardware platform. The cost to upgrade the hardware, software and certain communications features was approximately $670,000. This upgrade gives the Registrant the ability to add new stores and increase its reporting and processing capabilities with only incremental upgrades of certain components of the MIS system.

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

         Each store has its own management structure consisting of a full time general showroom manager having overall responsibility at each location and a full time operations manager under such general showroom manager. Most of the Registrant's stores also have an individual in charge of the mobile electronics department. Each general showroom manager's and operations manager's compensation is dependent in part on the store's gross profit. As of September 11, 1997, approximately 288 sales personnel working at the stores were compensated on a commission basis. Commission payment plans vary depending upon the type, price and/or gross margin of the product.

         As a continuation of a restructuring commenced during fiscal year 1996 of its sales management group to improve decision-making and communication throughout its corporate structure, the Registrant now has a company wide sales executive and two regional sales vice presidents, each overseeing approximately one-half of the stores, all of whom report to the Chief Executive Officer. Historically, the Registrant has generally experienced employee stability with many sales persons moving up to positions of greater responsibility, although the Registrant does experience some turn-over of employees particularly during the early term of their employment. See "Employees" in this ITEM 1.

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

         The Registrant offers, through an unrelated insurance company on a nonrecourse basis, an extended warranty contract for most of the audio, video and other merchandise it sells, whereby a customer is provided coverage beyond the warranty period covered by the manufacturer. The Registrant collects the retail sales price of the extended warranty contract from the customer and remits the customer information and the Registrant's cost for the contract to the insurance company. The warranty obligation is solely the responsibility of the insurance company, since the contract is between the customer and the insurance company. As an authorized service center for the insurance company, the Registrant may also perform the services required under the extended warranty contracts for which it is separately paid by the insurer. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Registrant's other products. Revenues from the sale of extended warranty contracts have historically averaged 5% to 6% of sales. See note (1)(i) of Notes to Consolidated Financial Statements.

         In connection with the promotion of the sale of extended warranty contracts, the Registrant had offered prior to March 1, 1993, and again from July 1994 through May 1997, the purchasers of such contracts the right to apply the amount of the sales price for an extended warranty contract, which has expired and has not been used for any repair or maintenance procedure, toward the purchase of merchandise, subject to such purchaser providing appropriate documentation verifying the purchase of such contract. Contracts issued between July 1, 1994 and May 31, 1997, which are unused must be redeemed within a certain time period from the date of contract expiration. The Registrant recorded a liability at the time of sale for the estimated amount of redemptions under this incentive program. See the Consolidated Financial Statements and related notes appearing elsewhere in this report (in particular, note (1)(i) thereto).

EXPANSION

         During fiscal year 1997, the Registrant did not add or close any stores, but did relocate one of its East Coast Stores to a larger 15,000 square foot facility in November 1996. Accordingly, during the past fiscal year and as of the date of this report, it operates 21 stores.

         During fiscal year 1998, the Registrant currently plans to open an additional West Coast Store in the Fall of 1997 and to relocate the remaining smaller West Coast Store in order to increase the size of that showroom to its current format. The opening of the relocated West Coast Store is currently targeted for late fiscal 1998. Each of the new facilities will contain approximately 15,000 gross square feet. In addition, the Registrant is currently in negotiations for a potential Fall 1997 opening of a mall based concept store. This concept store would sell a single vendor's high-end electronics primarily on an inventory consignment basis. The Registrant continues to explore the opening of new stores in geographic areas within its existing Florida distribution network and/or advertising radius in order to realize efficiencies and cost benefits as a result of the Registrant's clustering of stores.

         The Registrant is also exploring potential sites for a new central warehouse and distribution facility to replace the current facility which has a lease expiration date of May 1998. If an acceptable site can be found, the Registrant is planning to combine its central warehouse and distribution facility, service center and corporate offices into a single facility upon the expiration of the current corporate headquarters lease in March 1999.

         Management estimates that as of this time the cost (other than initial inventory) of opening an additional store or relocating a store built to suit for the Registrant by an owner or landlord is approximately $750,000 to $950,000. Management also currently estimates that, if the Registrant acquires an existing store location, it will cost between $900,000 and $1,200,000 to retrofit such property. Management estimates initial inventory cost for a new store to be approximately $1,000,000.

         The extent of any future expansion within or outside Florida is dependent on the Registrant's operating performance and the availability of sufficient financing, together with future general economic and business conditions. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - Liquidity and Capital Resources".

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

         The following table sets forth the Registrant's quarterly net sales in dollars and as a percentage of annual net sales for the three fiscal years ended June 30, 1997:

                                                          NET SALES
                           ------------------------------------------------------------------------------
                           1ST              2ND               3RD               4TH
                           QUARTER          QUARTER           QUARTER           QUARTER            TOTAL
YEAR ENDED                 (JULY-           (OCTOBER-         (JANUARY-         (APRIL-            FOR
 JUNE 30,                  SEPTEMBER)       DECEMBER)         MARCH)            JUNE)              YEAR
----------                 ----------       ---------         ---------         --------           ------
                                                      (Dollars in Thousands)
1997. . . . . . . . .        $40,351          $47,724           $35,431         $32,117        $155,623
      . . . . . . . .          25.9%            30.7%             22.8%           20.6%            100%

1996. . . . . . . . .        $44,165          $53,260           $39,079         $32,481        $168,985
      . . . . . . . .          26.1%            31.5%             23.1%           19.3%            100%

1995. . . . . . . . .        $46,721          $60,854           $43,781         $39,148        $190,504
      . . . . . . . .          24.5%            31.9%             23.0%           20.6%            100%

SERVICEMARKS

         The Registrant has registered the "Sound Advice" name in Florida. It has not registered the "Sound Advice" name with the United States Patent and Trademark Office. The Registrant is not aware of any adverse claims concerning the Registrant's use of the "Sound Advice" name.

COMPETITION

         The brand-name home entertainment and consumer electronics business is, and can be expected to remain, highly competitive, with price, customer service and financing plans or programs being the main competitive factors. The Registrant believes that it competes effectively on the basis of such factors and its product mix has been selected to include higher-end audio and video products not generally offered by many of its competitors. During fiscal years 1996 and 1997 the Registrant reduced its offering of certain widely available low margin products in order to focus on more fully-featured products in those categories where the Registrant believes there is less competition. The Registrant's principal competitors include other retailers specializing in similar products, department stores, discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Registrant's competitors are national in scope and have greater financial resources than the Registrant.

EMPLOYEES

         As of September 11, 1997, the Registrant employed approximately 633 persons, of whom approximately 449 were commissioned persons, including approximately 72 car stereo and mobile installers, 33 service department technicians and 56 delivery and custom installers. Substantially all of the Registrant's employees are full-time. The Registrant's employees are not unionized and it has never experienced a strike or work stoppage. Management believes that its employee relations are good.

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

JACKSONVILLE STORES                        EAST COAST STORES
Jacksonville (Regency)                     West Palm Beach
Jacksonville (Orange Park)                 Boca Raton
                                           Ft. Lauderdale
CENTRAL FLORIDA STORES                     Plantation
Orlando (East Colonial)                    Hollywood
Orlando (Sandlake)                         Aventura
Altamonte Springs                          Hialeah Gardens
                                           Coral Gables
WEST COAST STORES                          West Kendall
St. Petersburg                             South Kendall
Tampa (2)
Clearwater
Sarasota
Fort Myers

         All of the Registrant's 21 stores are currently leased, one of which is accounted for as a capital lease. Leases expire on various dates between 1998 and 2014, without giving effect to renewal options. The average unexpired lease term of the Registrant's stores including renewal options is approximately 18 years.

         Generally, the store leases provide for a base rental with cost of living adjustments or stipulated annual percentage increases (or a combination thereof) and do not provide for a percentage of sales in addition to the fixed rent. In addition, the leases generally require the Registrant to pay all or a portion of the real estate taxes and assessments, utilities, insurance and/or common area and interior maintenance and repairs. See notes (9) and (10) of Notes to Consolidated Financial Statements.

         The Registrant's headquarters are located in a 53,850 square foot facility which contains its executive offices, accounting, data processing, purchasing and advertising operations, service and repair center. The lease expires in March 1999 (exclusive of one ten-year renewal option). The Registrant's 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of its corporate headquarters. The lease for such facility expires in May 1998 (exclusive of two five-year renewal options). A sales training center and the Registrant's custom sales department are located in the Hollywood store facility.

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

ITEM 3.           LEGAL PROCEEDINGS.

         The Registrant is from time to time involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Registrant are generally covered by insurance. The Registrant believes that none of these claims will have a material adverse impact on its financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          Pursuant to General Instruction G(3) of Form 10-K, the information regarding executive officers of the Registrant called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

          The following table sets forth the name, age (as of September 15, 1997) and position(s) held by each executive officer of the Registrant:

                                        POSITION(S) WITH
NAME                        AGE         REGISTRANT
----                        ---         ----------------

Peter Beshouri               43         Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer

Michael Blumberg             49         Director, Senior Vice
                                        President and Secretary

Christopher O'Neil           44         Executive Vice President,
                                        Chief Operating Officer
                                        and Assistant Secretary

Kenneth L. Danielson         47         Chief Financial and
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

         CHRISTOPHER O'NEIL joined the Registrant in 1979 as a car audio buyer. He was elected Vice President - Purchasing of the Registrant in May 1986, Vice President - Car Audio Purchasing in May 1989 and his title was changed to Vice President/Purchasing in May 1990. Effective February 1992, Mr. O'Neil was elected Executive Vice President and Chief Operating Officer of the Registrant. In his current position, his principal responsibilities are the supervision of service, warehouse, distribution, security and product support functions for the Registrant's stores. Since December 1990, Mr. O'Neil has also served as an Assistant Secretary of the Registrant.

          KENNETH L. DANIELSON joined the Registrant in September 1993 and effective October 1993 assumed the responsibilities of and became Chief Financial Officer of the Registrant. In February 1995, he was also elected Treasurer. Prior to joining the Registrant, Mr. Danielson was employed by Storer Communications, Inc. ("Storer"), a large television broadcasting and cable company based in Miami, Florida, for approximately 15 years. During his employment with Storer, Mr. Danielson held various positions, including Director of Accounting, Assistant Treasurer, Vice President, Treasurer and Chief Financial Officer, with his positions as Vice President, Treasurer and Chief Financial Officer being held concurrently from November 1988 through August 1993. Prior to Mr. Danielson's employment by Storer, he was employed by Coopers & Lybrand LLP from 1971 to 1978. Mr. Danielson is a certified public accountant.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

COMMON STOCK INFORMATION

          The Registrant's Common Stock, par value $.01 per share ("Common Stock"), is quoted under the symbol "SUND" on the NASDAQ Stock Market (NASDAQ National Market).

          The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Registrant's Common Stock on the NASDAQ Stock Market. NASDAQ Stock Market quotations are based on actual transactions and not bid prices.

                                                               PRICES
                                                               ------
                                                          HIGH        LOW
                                                          ----        ---
1996
----

First Quarter (7/1/95 to 9/30/95)                      $ 3-1/2     $ 2-3/8
Second Quarter (10/1/95 to 12/31/95)                     2-5/8       1-1/8
Third Quarter (1/1/96 to 3/31/96)                        2-1/4       1-3/8
Fourth Quarter (4/1/96 to 6/30/96)                       2-7/8       1-1/2

1997
----

First Quarter (7/1/96 to 9/30/96)                      $ 2-1/4     $ 1-1/4
Second Quarter (10/1/96 to 12/31/96)                     2           1-3/16
Third Quarter (1/1/97 to 3/31/97)                        2-5/8       1-3/8
Fourth Quarter (4/1/97 to 6/30/97)                       2-3/8       1-1/4

          As of September 19, 1997, there were 196 holders of record of the Common Stock, and, based upon information previously provided to the Registrant by depositories and brokers, the Registrant believes it has in excess of 1,000 beneficial owners.

DIVIDEND POLICY

          The Registrant has never paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future. The Registrant has been and continues to be prohibited under its revolving credit facility from paying cash dividends. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

          The Registrant has not issued or sold any unregistered securities during the fiscal year 1997, except as follows:

               (i) Pursuant to the Second Amended and Restated Sound Advice, Inc. 1986 Stock Option Plan, as amended:

                       (A) On March 10, 1997, (1) the Registrant granted incentive stock options to purchase an aggregate of 75,000 shares of Common Stock to four executive officers of the Registrant at an exercise price of $1.69 per share, which stock options were immediately exercisable through March 9, 2002, and (2) incentive stock options to purchase 31,000 shares of Common Stock previously granted to two of such executive officers at an exercise price of $6.29 per share were cancelled and reissued by the Company at an exercise price of $1.69 per share and are immediately exercisable through March 9, 2002;

                       (B) The Registrant granted on April 29, 1997, stock options covering 407,500 shares of Common Stock to certain executive officers and senior managers of the Registrant at an exercise price of $1.89 per share, which stock options vest (the "Vesting Terms") to the extent that after the date of grant the market price (as defined) of a share of Common Stock increases to $4.00 per share (one-third vest), $5.00 per share (two-thirds vest) and $6.50 per share (all vest), subject to vesting in full in all events on the earlier to occur of April 29, 2001 or a change in control (as defined), and have a term of five years expiring on April 28, 2002;

                       (C) On April 29, 1997, stock options to purchase 35,000 shares of Common Stock previously granted to a director of the Registrant at exercise prices of $5.96 per share (15,000 shares) and $6.29 per share (20,000 shares) were cancelled and reissued by the Registrant at an exercise price of $1.89 per share having the Vesting Terms and a term of five years expiring on April 28, 2002; and

                       (D) The Registrant granted as of April 29, 1997, an additional stock option covering 5,000 shares of Common Stock to the same director it reissued the stock options covering the 35,000 shares described in subparagraph (C) above at an exercise price of $1.89 per share having the Vesting Terms and a term of five years expiring on April 28, 2002.

               (ii) A warrant to purchase 5,000 shares of Common Stock was granted on April 29, 1997, to each of three non-employee directors of the Registrant at an exercise price of $1.89 per share, which warrants vest on the Vesting Terms and have a five year term expiring on April 28, 2002.

          All of the foregoing stock options and warrants were granted by the Registrant in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act of 1933, as amended.

               (iii) On May 5, 1997, Board of Directors of the Registrant adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right (a "Right") on each outstanding share of Common Stock to holders of record on May 16, 1997. Each Right has an initial exercise price of $12.00 for one share of Common Stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances). Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Registrant the number of shares of Common Stock having a market value equal to twice the exercise price of the Right.

          If the Registrant is acquired in a merger or other business combination transaction, or sells more than 50% of its assets or earning power, after a person or group has acquired 15% of more of the outstanding Common Stock (or 10% of such Common Stock under certain circumstances), each Right (other than Rights owned by such person or group) will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. Following the acquisition by a person or group of 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances) and prior to an acquisition of 50% or more of the Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of Common Stock per Right.

          Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Board of Directors of the Registrant. The Rights will expire on May 4, 2007. There are currently 3,728,894 Rights outstanding. See note (6) of Notes to Consolidated Financial Statements.

ITEM 6.        SELECTED FINANCIAL DATA.

          The selected financial data for fiscal years 1997, 1996, 1995, 1994 and 1993 should be read in conjunction with the Consolidated Financial Statements and related notes and independent auditors report appearing elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                        YEARS ENDED JUNE 30,
                                                 -----------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                   ----         ----         ----         ----         ----
                                                          (Amounts in thousands except per share data)
OPERATING STATEMENT DATA:
Net Sales ...................................    $155,623     $168,985     $190,504     $174,761     $158,089
Cost of Goods Sold ..........................     105,605      119,775      134,800      119,373      107,726
                                                 --------     --------     --------     --------     --------
Gross Profit ................................      50,018       49,210       55,704       55,388       50,363
Selling, General, and
   Administrative Expense ...................      49,045       52,393       54,502       50,891       49,150
Loss Due to Impairment
   of Asset (1) .............................          --           --          400           --           --
                                                 --------     --------     --------     --------     --------
Income (Loss)  From
   Operations ...............................         973       (3,183)         802        4,497        1,213
Other Income (Expense):
    Interest Expense ........................      (1,556)      (1,526)      (1,425)        (503)        (584)
    Provision for Shareholder
      Settlement(2) .........................          --           --           56       (1,252)          --
    Other Income (Expense) ..................         101           (4)         (66)          (7)       1,060
                                                 --------     --------     --------     --------     --------
(Loss) Income Before
   Income Taxes (Benefit) ...................        (482)      (4,713)        (633)       2,735        1,689
Income Taxes (Benefit) ......................         389         (486)        (152)       1,008          561
                                                 --------     --------     --------     --------     --------

Net (Loss) Income ...........................    $   (871)    $ (4,227)    $   (481)    $  1,727(2)  $  1,128
                                                 ========     ========     ========     ========     ========
Net Loss (Income) Per Common
   and Common Equivalent Share ..............    $   (.23)    $  (1.13)    $   (.13)    $    .46(2)  $    .30
                                                 ========     ========     ========     ========     ========
Weighted Average Number
   of Shares Outstanding ....................       3,729        3,729        3,729        3,743        3,722
                                                 ========     ========     ========     ========     ========

-------------------------
     Footnotes on next page.


                                                                        YEARS ENDED JUNE 30,
                                                 -----------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                   ----         ----         ----         ----         ----
                                                                    (Dollars in Thousands)
BALANCE SHEET DATA:
Current Assets .................................   $32,515    $34,645      $39,191       $41,642      $31,574
Current Liabilities ............................    24,724     26,019       29,107        27,997       19,858
Working Capital ................................     7,791      8,625       10,084        13,645       11,717
Total Assets ...................................    46,550     49,056       56,702        57,537       46,384
Borrowings Under Revolving
  Credit Facility ..............................    11,875      9,100        8,677         9,730        4,810
Current Maturities of Long-Term
  Debt (included in Current
  Liabilities) .................................       171        161        2,674         1,238          682
Long-Term Debt (excluding
   current maturities) .........................       575        746          908         3,575        3,273
Shareholders' Equity ...........................    16,298     17,169       21,396        21,933       19,181

STORE DATA:
Number of Stores Open
  at End of Period .............................        21         21           21            20           20
Weighted Average Net
  Sales Per Store(3) ...........................   $ 7,411    $ 8,047      $ 9,261       $ 8,738      $ 8,038

--------------
(1) The Loss Due to Impairment of Asset in the amount of $400,000 in fiscal year 1995 relates to the return of a new management information system to, and settlement with, the vendor thereof as a result of the unsuccessful installation and implementation of such system. See note
        (8) of Notes to Consolidated Financial Statements.

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

(3) Weighted average net sales per store represents net sales for the period divided by the number of stores open during the period, weighted to account for stores open for only a portion of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

         The following tables set forth for fiscal years ended June 30, 1997, 1996 and 1995 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                                                                PERIOD TO PERIOD
                                                 ITEMS AS A PERCENTAGE                        PERCENTAGE INCREASE
                                                     OF NET SALES                                / (DECREASE)
                                         -----------------------------------------------     -----------------------------
                                                     YEARS ENDED                                     YEARS ENDED
                                                       JUNE 30,                                         JUNE 30,
                                                       --------                                         --------
                                             1997            1996          1995                 1996-97         1995-96
                                             ----            ----          ----                 -------         -------
Net Sales...........................        100.0%          100.0%         100.0%                (7.9)%         (11.3)%
Cost of Goods Sold..................         67.9            70.9           70.8                (11.8)          (11.1)
                                           ------          ------          -----
Gross Profit........................         32.1            29.1           29.2                  1.6           (11.7)
Selling, General and Admini-
  strative Expense..................         31.5            31.0           28.6                 (6.4)           (3.9)
Loss Due to Impairment of
 Asset..............................            -               -            0.2                    -              **
                                           ------         -------          -----
Income (Loss) from
  Operations........................          0.6            (1.9)           0.4                130.6          (497.2)
Other Income (Expense):
  Interest Expense..................         (1.0)           (0.9)          (0.7)                 2.0             7.1
  Other Expense, Net................           .1               *              *              2,937.1           (62.5)
                                           ------         -------          -----
(Loss) Income Before Income
  Taxes (Benefit)...................         (0.3)           (2.8)          (0.3)               (89.8)          645.0
                                           ======         =======          =====
Net Loss ...........................         (0.6)%          (2.5)%         (0.3)%              (79.4)%         779.1%
                                           ======         =======          =====

----------------
*    Negligible
**   Not meaningful

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales for the fiscal year ended June 30, 1997, were approximately $155,623,000, a decrease of approximately $13,362,000 or 7.9% over the prior fiscal year. The decrease in net sales overall is primarily attributable to the Registrant's decision to eliminate personal computers and other non-performing low margin products from the product mix along with reduced sales of cellular telephones, personal electronics and VCRs. Comparable store net sales decreased 8.6% in fiscal year 1997 compared to fiscal year 1996. The comparable store net sales were adjusted to exclude the store relocated to a larger showroom in November 1996. The Registrant's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Registrant has realized more of its net sales and operating income in the second quarter ending in December.

         Gross profit increased by approximately $808,000 or 1.6% in the fiscal year ended June 30, 1997 compared to the prior fiscal year. The gross profit percentage was 32.1% in the fiscal year ended June 30, 1997. Exclusive of the provision for loss on personal computers and accessories, the gross profit percentage for the fiscal year ended June 30, 1996 was 30.0%. The increase in gross profit and gross profit percentage is directly related to the Registrant's renewed focus on value added selling in the core categories of high end audio, video and mobile electronics and the elimination of computers and other non-performing low margin products from the product mix. The gross profit for the prior fiscal year was impacted by a $1,500,000 provision for loss on personal computers and related accessories recorded in the second quarter of fiscal 1996 in connection with such product category's elimination from the Company's product mix.

         Selling, general and administrative expense ("SG&A") for the fiscal year ended June 30, 1997, was approximately $49,045,000, a decrease of approximately $3,349,000 or 6.4% over the prior fiscal year. The overall decrease is primarily attributable to cost reduction programs initiated by the Registrant primarily in the areas of advertising and personnel expense and the elimination of personal computers from the product mix in fiscal 1996. Since a sizeable amount of these reductions were associated with the elimination of expenses associated with sales of personal computers, it is anticipated that future expense reductions in this area will not be as significant. However, the Registrant continues to monitor and control expenses in its effort to reduce the overall level of SG&A. The Registrant's efforts are now being directed at the improvement of operational processes to attempt to generate reduced costs. In addition, costs which are relatively fixed in nature are being reviewed and analyzed for potential reduction or elimination. SG&A as a percentage of net sales increased slightly to 31.5% from 31.0% in the prior fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous fiscal year.

         Interest expense for the fiscal year ended June 30, 1997, was $1,556,000, an increase of $30,000 from the prior fiscal year. The increase was primarily reflective of increased borrowings under the Registrant's revolving credit facility during fiscal 1997.

         In fiscal 1997 the Registrant recorded a net income tax provision in the amount of $389,000 on the pre-tax operating loss. This provision is due to the increase of the valuation allowance on the deferred tax assets, net of income taxes recoverable as a result of the carryback of the fiscal 1997 net operating loss.

         Net loss for the fiscal year ended June 30, 1997 was approximately $871,000 or $.23 per share compared to net loss of approximately $4,227,000 or $1.13 per share for the prior fiscal year. The significant reduction in net loss for fiscal year 1997 was primarily due to improved gross profit margins on the Registrant's product mix, the Registrant's continuing efforts to reduce SG&A and the impact in fiscal year 1996 of the $1.5 million provision for loss on personal computers and related accessories.

FISCAL 1996 COMPARED TO FISCAL 1995

                  Net sales for the fiscal year ended June 30, 1996, were approximately $168,985,000, a decrease of approximately $21,519,000 or 11.3% over the prior fiscal year. The decrease in net sales overall is primarily attributable to the Registrant's decision to eliminate personal computers and other nonperforming low margin products from the product mix and increased competition on widely available lower end electronic products. In addition, net sales declined during the first three months of fiscal year 1996 primarily as a result of weather related effects of Hurricane Erin during the Registrant's annual August scratch and dent sale. The Registrant believes that part of the reduction was also attributable to consumer concerns over the general economy and increased levels of consumer debt. Comparable store net sales decreased 14% in fiscal year 1996 compared to fiscal year 1995. The comparable store net sales were adjusted to exclude the new store opened in November 1994 and another relocated to a larger showroom in December 1994.

         Gross profit for fiscal year 1996 was approximately $49,210,000, a decrease of approximately $6,494,000 or 11.7% over the prior fiscal year. Gross profit as a percentage of net sales decreased slightly to 29.1% for the fiscal year ended June 30, 1996, as compared to 29.2% for the prior fiscal year. The overall reduction in gross profit is related to the reduction in net sales and includes a $1,500,000 provision in the second quarter of fiscal 1996 for loss on personal computer inventory and related accessories in connection with such product category's elimination from the Registrant's product mix through subsequent sale and disposal. See note (8) of Notes to Consolidated Financial Statements. Exclusive of this loss provision, the gross profit percentage was 30.0% in fiscal year 1996. This increase from the prior fiscal year is directly related to the Company's renewed specialty retailing focus on value added selling in the core product categories of high end audio, video and mobile electronics during the second half of fiscal year 1996.

         SG&A for the fiscal year ended June 30, 1996, was approximately $52,393,000, a decrease of approximately $2,109,000 or 3.9% over the prior fiscal year. The overall decrease is primarily attributable to cost reduction programs initiated by the Registrant during the second half of the fiscal year which were partially offset by increased selling expenses during the first half of the fiscal year. See "ITEM 1. BUSINESS - General." The increased selling expenses reflected the net effect of increased advertising expenditures over reduced salesmen's commissions on lower sales volume. In addition, in fiscal year 1995 the Registrant's operations were impacted by a $400,000 provision for asset impairment. See note (8) of Notes to Consolidated Financial Statements. SG&A as a percentage of net sales increased to 31.0% from 28.8% (inclusive of the provision for asset impairment) in the prior fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous fiscal year.

         Interest expense for the fiscal year ended June 30, 1996, was $1,526,000, an increase of $102,000 from the prior fiscal year. The increase was primarily reflective of interest rate increases and fees paid under the Registrant's prior and new revolving credit facilities during fiscal year 1996.

         For the fiscal year ended June 30, 1996, the effective income tax benefit was 10.3% and for fiscal year 1995 the effective income tax benefit was 24.0%. The recorded tax benefit in fiscal year 1996 excludes the recognition of temporary differences which cannot be recovered from federal income taxes paid during the loss carryback period. See note (5) of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         In April 1996, the Registrant replaced its then existing $16,000,000 revolving credit and term loan facility with a new $25,000,000 revolving credit facility from a new lender, Foothill Capital Corporation ("Foothill"). Under the Foothill revolving credit facility, the Registrant is able to borrow, repay and reborrow based upon a borrowing base equal to the lesser of 65% of eligible inventory (as defined) at cost or 50% of eligible inventory at retail selling price. The availability is reduced by outstanding letters of credit which are limited to $3,000,000. The revolving credit facility matures on July 31, 1998, and bears interest on the outstanding balance at prime plus 1%. The Registrant paid a .625% commitment fee in connection with the closing of such financing and is obligated to pay additional commitment fees of .5% annually on the total facility and a monthly fee on the unused portion of the commitment of .375% per annum. The Foothill loan and security agreement contains various affirmative and negative covenants including those requiring the Registrant to (i) maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1.0, (ii) maintain a quarterly ratio of total liabilities to tangible net worth of not more than 2.75 to 1.0, (iii) maintain tangible net worth at the end of each quarter of at least $14,000,000 and (iv) maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses from and after April 1, 1996, may not exceed $4,000,000. The loan and security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments and prohibits cash dividends and the repurchase of capital stock. Borrowings under the revolving credit facility are collateralized by all of the Registrant's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. See note
(4) of Notes to Consolidated Financial Statements for a further discussion of the Foothill revolving credit facility.

         In May 1994, the Registrant obtained a five year term loan of approximately $1,608,000 from General Electric Capital Corporation

("GECC") for the purpose of financing a new management information system and related communications equipment. The interest rate under the GECC financing is based upon a short term commercial paper rate plus 259 basis points. The Registrant has the option to convert to a fixed interest rate loan based on certain Treasury Note rates tied to the then remaining term of the loan plus 310 basis points. The repayment of such financing was collateralized by the management information system and related communications equipment. The outstanding principal amount of the GECC financing was reduced to approximately $575,000 in July 1995 as a result of the return of such management information system and the settlement with the vendor thereof and, as a result, is now repayable in consecutive monthly installments of principal and interest in the approximate amount of $13,800 each and a final installment of unpaid principal and interest due on May 1, 1999. The remaining unpaid balance of such financing remains collateralized by certain computer equipment. See note (4)(b) of Notes to Consolidated Financial Statements.

         The Registrant's ownership of its former Fort Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $449,000 at June 30, 1997. See "ITEM 2. PROPERTIES." Such loan bears interest at the rate of 1/2 of 1% above the prime rate of such lender (such lender's prime rate was 8.50% at June 30, 1997) and is payable in one hundred ninety consecutive monthly installments of principal in the amount of $1,779 each, together with accrued interest, and in one balloon principal payment of approximately $428,300, together with any accrued and unpaid interest, due on July 12, 1998. See note (4)(b) of Notes to Consolidated Financial Statements.

         The Registrant had working capital of approximately $7,791,000 as of June 30, 1997, a decrease of approximately $834,000 from June 30, 1996. The decrease in working capital between fiscal years results primarily from the decrease in accounts payable of approximately $3,978,000, which was partially offset by the increase of approximately $2,774,000 in borrowings under the Registrant's revolving credit facility, the collection of approximately $843,000 of income taxes receivable and a $926,000 reduction in the Registrant's cash balances. The decrease in accounts payable is directly related to the reduced inventory turn in the last quarter of fiscal year 1997 together with reduced vendor payment terms.

         The interest rate under the Registrant's revolving credit facility fluctuated between 9.25% and 9.50% during fiscal year 1997. As of June 30, 1997, the outstanding borrowings under the Registrant's revolving credit facility were $11,875,000. The increase of approximately $2,774,000 in outstanding borrowing in fiscal year 1997 as compared to the prior fiscal year is primarily related to the installation of a new computer system and the store relocation in November 1996, which in the aggregate represented approximately $1,582,000 of the Registrant's capital expenditures of approximately $2,724,000 during fiscal year 1997. Over the past year, certain trade creditors have reduced the time period for eligibility for cash or payment discounts. This reduction coupled with the reduction in inventory turn ratio are the primary reasons for the reduction in accounts payable. Accordingly, the Registrant utilized its revolving credit facility in part to take advantage of such discount terms.

         The Registrant currently believes that funds from the Registrant's operations combined with borrowings available under its revolving credit facility with Foothill and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 1998, including those capital expenditures required in connection with the store expansion and store relocation currently planned in fiscal 1998. In that regard, the Registrant is also considering use of sale-leaseback or other financing techniques in connection with financing such expansion and store relocation provided that such financing techniques can be utilized with respect to the store locations chosen. See "Expansion" in ITEM 1. The Registrant may need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal year 1998.

         The Foothill revolving credit facility matures in July 1998 together with the principal balance in the approximate amount of $428,300 of the mortgage loan encumbering the Registrant's former Fort Lauderdale store. The Registrant has held preliminary discussions with Foothill in connection with the extension of its facility and has received interest from other lenders to refinance the Foothill facility. Management believes, although there is no assurance they will be successful in doing so, that the extension or refinancing of the Foothill facility will be accomplished prior to July 1998, as well as the refinancing or other repayment of the above-described mortgage loan.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997 Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, which supersedes Accounting Principles Board ("APB") Opinion No. 15, EARNINGS PER SHARE, was issued. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or conversion of securities into common stock. SFAS 128 is effective for annual and interim reporting after December 15, 1997; earlier application is not permitted. The Registrant's management does not currently expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Registrant's current expectations, beliefs, estimates or intentions concerning the Registrant's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Registrant and its business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Registrant are intended to identify forward-looking statements. The actual results or achievements of the Registrant could differ materially from those indicated by the forward-looking statements because of various risks, factors and uncertainties related to and including, without limitation, the effectiveness of the Registrant's business and marketing strategies, the product mix sold by the Registrant, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Registrant, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Registrant's business and the other risks and factors detailed in this report and in the Registrant's other filings with the SEC. These risks and uncertainties are beyond the ability of the Registrant to control. In many cases, the Registrant cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-22 and S-1 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11.          EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

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

         (b) Reports on Form 8-K. A Report on Form 8-K was filed by the Registrant on May 13, 1997, in Item 5 (Other Events) of which the Registrant disclosed the adoption by its Board of Directors of the 1997 Common Stock Purchase Rights Plan and the declaration of a dividend distribution of one Common Stock Purchase Right on each outstanding share of Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 1997.

                                          Sound Advice, Inc.

                                          By:  \S\ PETER BESHOURI
                                             ----------------------------------
                                             Peter Beshouri, Chairman of
                                             the Board, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                                        TITLE                                        DATE
           ---------                                        -----                                        ----
                                                   Chairman of the Board,
 \S\ PETER BESHOURI                         President and Chief Executive Officer
-------------------------------                 (Principal Executive Officer)                    September 29, 1997
Peter Beshouri

                                                          Director,
                                                    Senior Vice President
 \S\ MICHAEL BLUMBERG                                        and
-------------------------------                           Secretary                              September 29, 1997
Michael Blumberg

 \S\ G. KAY GRIFFITH
-------------------------------
G. Kay Griffith                                           Director                               September 29, 1997

 \S\ HERBERT A. LEEDS
-------------------------------
Herbert A. Leeds                                          Director                               September 29, 1997

 \S\ RICHARD W. MCEWEN
-------------------------------
Richard W. McEwen                                         Director                               September 29, 1997

 \S\ GREGORY STURGIS
-------------------------------
Gregory Sturgis                                           Director                               September 29, 1997

                                                     Chief Financial Officer
                                                          and Treasurer
 \S\ KENNETH L. DANIELSON                           (Principal Financial and
-------------------------------                       Accounting Officer)                        September 29, 1997
Kenneth L. Danielson

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
Independent Auditors' Report                                        F-2

Consolidated Financial Statements:
      Consolidated Balance Sheets                                   F-3 to F-4
      Consolidated Statements of Operations                         F-5
      Consolidated Statements of Changes in Shareholders' Equity    F-6
      Consolidated Statements of Cash Flows                         F-7 to F-8
      Notes to Consolidated Financial Statements                    F-9 to F-22

Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts               S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
September 12, 1997

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1997 and 1996

                  ASSETS                          1997            1996
                  ------                  ------------    ------------
Current assets:
     Cash                                 $     81,280       1,007,231
     Receivables:
          Vendors                            2,864,121       3,259,226
          Trade                                674,848         623,840
          Employees                            300,586         217,742
                                          ------------    ------------
                                             3,839,555       4,100,808

Less allowance for doubtful accounts          (286,400)       (572,000)
                                          ------------    ------------
                                             3,553,155       3,528,808

     Inventories, net                       27,789,250      27,587,101
     Prepaid and other current assets          670,818         638,113
     Deferred tax assets                        92,930         712,930
     Income taxes receivable                   328,000       1,170,571
                                          ------------    ------------
                   Total current assets     32,515,433      34,644,754

Property and equipment, net                 13,667,085      13,947,974

Deferred tax asset, net                         96,098          96,098

Other assets                                   125,069         196,035

Goodwill, net                                  146,441         170,891
                                          ------------    ------------
                                          $ 46,550,126      49,055,752
                                          ============    ============

See accompanying notes to consolidated financial statements.

     LIABILITIES AND SHAREHOLDERS' EQUITY                    1997          1996
     ------------------------------------             -----------   -----------
Current liabilities:
     Borrowings under revolving credit facility       $11,874,533     9,100,115
     Accounts payable                                   7,627,791    11,605,540
     Accrued liabilities                                5,050,445     5,152,353
     Current maturities of long-term debt                 171,478       161,406
                                                      -----------   -----------
               Total current liabilities               24,724,247    26,019,414

Long-term debt, excluding current maturities              574,524       745,564
Capital lease obligation                                  809,486       815,940
Other liabilities and deferred credits                  4,144,028     4,305,995
                                                      -----------   -----------
                                                       30,252,285    31,886,913
                                                      -----------   -----------
Shareholders' equity:
     Common stock; $.01 par value. Authorized
          10,000,000 shares; issued and outstanding
          3,728,894 shares in 1997 and 1996                37,289        37,289
     Additional paid-in capital                        11,058,655    11,058,655
     Retained earnings                                  5,201,897     6,072,895
                                                      -----------   -----------
                                                       16,297,841    17,168,839
     Commitments and contingencies
                                                      -----------   -----------
                                                      $46,550,126    49,055,752
                                                      ===========    ==========



See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For each of the years in the three-year
                           period ended June 30, 1997


                                                         1997             1996             1995
                                                -------------    -------------    -------------
Net sales                                       $ 155,623,213      168,984,777      190,503,745
Cost of goods sold                                105,605,396      119,774,833      134,800,287
                                                -------------    -------------    -------------
          Gross profit                             50,017,817       49,209,944       55,703,458

Selling, general and administrative expense        49,044,756       52,393,352       54,501,903
Loss due to impairment of asset                          --               --            400,000
                                                -------------    -------------    -------------
          Income (loss) from operations               973,061       (3,183,408)         801,555

Other income (expense):
     Interest expense                              (1,556,314)      (1,526,199)      (1,424,693)
     Provision for shareholder settlement                --               --             56,000
     Other income (expense)                           101,255           (3,569)         (65,529)
                                                -------------    -------------    -------------
          Loss before income taxes (benefit)         (481,998)      (4,713,176)        (632,667)

Income taxes (benefit)                                389,000         (486,000)        (151,840)
                                                -------------    -------------    -------------
          Net loss                              $    (870,998)      (4,227,176)        (480,827)
                                                =============    =============    =============
Common and common equivalent per share
     amounts:

          Net loss per share                    $        (.23)           (1.13)   $        (.13)
                                                =============    =============    =============
Weighted average number of shares outstanding       3,728,894        3,728,894        3,728,894
                                                =============    =============    =============


See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For each of the years in the three-year
                           period ended June 30, 1997

                                                  COMMON STOCK
                                             -----------------------
                                              NO. OF                     ADDITIONAL     RETAINED
                                              SHARES        AMOUNT    PAID-IN CAPITAL   EARNINGS        TOTAL
                                             ---------   -----------  --------------- -----------    -----------
Balance, June 30, 1994                       3,728,894   $    37,289    11,114,655     10,780,898     21,932,842

     Net loss                                     --            --            --         (480,827)      (480,827)

     Adjustment to common stock warrant
          valuation                               --            --         (56,000)          --          (56,000)
                                             ---------   -----------    ----------    -----------    -----------
Balance, June 30, 1995                       3,728,894        37,289    11,058,655     10,300,071     21,396,015

     Net loss                                     --            --            --       (4,227,176)    (4,227,176)
                                             ---------   -----------    ----------    -----------    -----------
Balance, June 30, 1996                       3,728,894        37,289    11,058,655      6,072,895     17,168,839

     Net loss                                     --            --            --         (870,998)      (870,998)
                                             ---------   -----------    ----------    -----------    -----------
Balance, June 30, 1997                       3,728,894   $    37,289    11,058,655      5,201,897     16,297,841
                                             =========   ===========    ==========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For each of the years in the three-year
                           period ended June 30, 1997

                                                                    1997             1996             1995
                                                           -------------     ------------     ------------
Cash flows from operating activities:
     Net loss                                              $    (870,998)      (4,227,176)        (480,827)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                        3,090,078        3,273,013        3,322,041
          Deferred income taxes                                  620,000          731,437         (285,157)
          Loss on sale of assets                                     876           11,386           65,529
          Provision for asset impairment                            --               --            400,000
          Common stock warrant valuation                            --               --            (56,000)
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                 Receivables                                     (24,347)       1,524,828         (608,326)
                 Inventories                                    (202,149)       4,171,643        3,370,921
                 Prepaid and other current assets                (32,705)         604,456          684,391
                 Income taxes receivable                         842,571         (618,888)        (183,683)
                 Other assets                                      9,038           72,961           15,096
               Increase (decrease) in:
                 Accounts payable                             (3,977,749)         514,285        1,282,108
                 Accrued liabilities                            (101,908)        (278,168)          28,824
                 Other liabilities and deferred credits         (161,967)        (163,974)         437,672
                                                           -------------     ------------     ------------
                 Net cash (used in) provided by
                   operating activities                         (809,260)       5,615,803        7,992,589
                                                           -------------     ------------     ------------
Cash flows from investing activities:
     Capital expenditures                                     (2,723,687)      (1,164,308)      (5,115,790)
                                                           -------------     ------------     ------------
                Net cash used in investing activities         (2,723,687)      (1,164,308)      (5,115,790)
                                                           -------------     ------------     ------------
Cash flows from financing activities:
     Borrowings on revolving credit facility                 171,896,950      138,785,743       66,119,893
     Repayments on revolving credit facility                (169,122,532)    (138,363,041)     (67,172,165)
     Net repayments of long-term debt                           (160,968)      (2,674,513)      (1,231,170)
     Increase/(decrease) in cash overdraft                          --         (1,234,066)        (589,190)
     Reduction in capital lease obligation                        (6,454)          (5,337)          (2,209)
                                                           -------------     ------------     ------------
                Net cash provided by (used in) financing
                  activities                                   2,606,996       (3,491,214)      (2,874,841)
                                                           -------------     ------------     ------------

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                    1997             1996             1995
                                                           -------------     ------------     ------------
(Decrease) increase in cash                                $    (925,951)         960,281            1,958

Cash, beginning of year                                        1,007,231           46,950           44,992
                                                           -------------     ------------     ------------
Cash, end of year                                          $      81,280        1,007,231           46,950
                                                           =============     ============     ============

Supplemental disclosures of cash flow information:
     Interest paid                                         $   1,380,742        1,371,736        1,281,687
                                                           =============     ============     ============
     Income taxes paid, net of refunds                     $  (1,273,571)        (598,549)         317,000
                                                           =============     ============     ============

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996 and 1995

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

        Sound Advice, Inc. and subsidiaries (the "Company") operate in a single business segment, which is the retailing and servicing of home and car audio systems, video products, cellular telephones, personal electronics, home entertainment furniture and related customized services and accessories. Its operations are conducted in Florida through 21 stores and three support centers.

    (B) PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (C) RECEIVABLES

        Receivables from vendors consist of cooperative advertising and other amounts earned based on annual promotional and market development agreements under various incentive programs. The funds received under these programs are determined based upon the Company's level of purchases and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are applied against product cost or recorded as a reduction of advertising expense. Advertising expense, net, approximated $4,086,000, $6,476,000 and $4,745,000 for the years ended June 30, 1997, 1996, and 1995, respectively. Also included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from cellular activation providers and credit card and finance companies resulting from customer purchases.

    (D) INVENTORIES

        Merchandise and service parts inventories are stated at the lower of cost or market. Cost is determined using a moving average which approximates the first-in, first-out method and is recorded net of volume and purchase discounts and rebates.

        The Company allocates to inventory certain costs associated with purchasing, pricing and preparation of inventories for sale. For the years ended June 30, 1997 and 1996, allocated costs were $2,314,000 and $3,487,000, respectively, with $593,000 and $882,000 remaining in inventory at June 30, 1997 and 1996, respectively.

                                F - 9                                (Continued)

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

    (F) GOODWILL

        Goodwill is amortized on a straight-line basis over 15 years. Goodwill is presented net of accumulated amortization of $220,000 and $196,000 at June 30, 1997 and 1996, respectively.

    (G) INCOME TAXES

        The Company accounts for income taxes under the provisions of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

    (H) SELF-INSURANCE ACCRUALS

        The Company was self-insured through December 31, 1996, up to certain limits, for workers' compensation benefits and, accordingly, has accrued unpaid claims and associated expenses, including incurred but not reported losses.

    (I) EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

        The Company offers extended warranty service contracts on behalf of an unrelated third party on most of its products. These contracts are on a nonrecourse basis to the Company. The Company includes revenues from the sale of extended warranty contracts in net sales and records as cost of goods sold the amounts due to the third party for the cost for such contracts at the time of sale as the earnings process has been completed. Revenues from the sale of such contracts represented approximately five percent to six percent of consolidated net sales in 1995 through 1997. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Company's other products.

                                     F - 10                          (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        From 1986 through February 1993 and from July 1994 through May 1997, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the contract during its term. Non-utilized warranty contracts are generally redeemable for a 60 day period after expiration of the contract. The term of the warranty contract is for one to five years. Effective June 1, 1997, the Company discontinued offering this program on future purchases. The total amount of extended warranty contracts sold from July 1990 through February 1993 and July 1994 through May 1997 was approximately $21 million and $27 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. Historically, the overall redemption rate has ranged from nine percent to 11 percent of the value of contracts issued. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. At June 30, 1997 and 1996, the liability for estimated redemptions was approximately $1,772,000 and $1,892,000, respectively. Amounts charged against the liability recorded for future redemptions were $926,000, $833,000 and $628,000 for fiscal years 1997, 1996 and 1995, respectively.

    (J) NET LOSS PER SHARE

        Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. Common stock equivalents are not included in net loss per share in 1997, 1996 and 1995 because their effect would be anti-dilutive.

    (K) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (1) FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

        The carrying amount of cash, receivables, revolving credit facility and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.


                                           F - ll                    (Continued)

                            SOUND ADVICE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Two vendors accounted for 38 percent and 16 percent, respectively, of the Company's vendor receivables at June 30, 1997 and 34 percent and 13 percent, respectively, at June 30, 1996.

        The Company is a specialty retailer with a focus on upscale electronics and is a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may be widely available in its markets. The Company's principal competitors include other retailers, department and discount stores, mass merchandises, catalog and specialty stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company.

    (M) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    (N) STOCK-BASED COMPENSATION PLAN

        Prior to July 1, 1996, the Company accounted for its stock-based compensation plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                          F- 12                      (Continued)

                           SOUND ADVICE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (O) NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, which supersedes APB Opinion No. 15, EARNINGS PER SHARE, was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or conversion of securities into common stock. SFAS 128 is effective for annual and interim reporting after December 15, 1997; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

    (P) RECLASSIFICATIONS

        Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

    (2) Liquidity

        As discussed in note 4, the Company's revolving facility and mortgage mature in July 1998. Management of the Company has held preliminary negotiations with its current lender and has received interest from other lenders to refinance the current facility. Management of the Company believes, although there is no assurance they will be successful in doing so, that they will be able to refinance this facility prior to July 1998. Management of the Company also believes that operating cash flows, combined with currently available borrowings under the current facility and existing vendor credit programs, will be sufficient for the Company to meet its operating cash requirements during fiscal 1998.

    (3) Property and Equipment, net

        Property and equipment, net, consists of the following:

                                                   1997             1996
                                                   ----             ----

               Land                          $    521,465          521,465
               Building                         1,119,605        1,119,605
               Furniture and equipment          8,222,690        8,545,945
               Leasehold improvements          15,363,402       14,494,852
               Display fixtures                 5,358,234        5,049,940
               Vehicles                           920,585          949,168
                                             ------------     ------------
                                               31,505,981       30,680,975

               Less accumulated depreciation  (17,838,896)     (16,733,001)
                                             ------------     ------------
               Property and equipment, net   $ 13,667,085       13,947,974
                                             ============     ============

        Depreciation expense approximated $3,004,000, $3,064,000, and $3,161,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

                                          F - 13                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) DEBT

    (A) REVOLVING CREDIT FACILITY

        On April 12, 1996, the Company replaced its then existing revolving credit and term loan facility with a $25,000,000 revolving credit facility from a new lender. The revolving credit facility matures on July 31, 1998, and bears interest on the outstanding balance at prime plus one percent. Borrowings under the revolving credit facility are collateralized by all of the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets. Under the revolving credit facility, borrowings are repaid from sales proceeds which are deposited and automatically transferred and applied against the outstanding loan balance. Funds are reborrowed as required based on a borrowing base equal to the lesser of 65 percent of eligible inventory at cost or 50 percent of eligible inventory at retail selling price. The availability under the borrowing base is reduced by borrowings and outstanding letters of credit which are limited to $3,000,000. In connection with the financing, the Company paid a .625 percent commitment fee and is obligated to pay additional commitment fees of .5 percent annually on the total facility and a monthly fee on the unused portion of the commitment of .375 percent per annum.

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

        The effective interest rate on the outstanding loan balance under the financing arrangement in effect at June 30, 1997, 1996 and 1995 was 11.5 percent, 12.6 percent, and 9.25 percent, respectively.

    (B) LONG-TERM DEBT

        Long-term debt consists of the following:

                                                              1997     1996
                                                              ----     ----

        Promissory note                                 $ 296,919    436,539
        Mortgage note                                     449,083    470,431
                                                        ---------   --------
          Total                                           746,002    906,970
        Less current maturities                           171,478    161,406
                                                        ---------   --------
        Long-term debt, excluding current maturities    $ 574,524    745,564
                                                        =========   ========


                                          F - 14                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The promissory note is payable in 60 equal monthly installments based upon a short-term commercial paper rate plus 2.6 percent. The Company has the option to convert to a fixed interest rate loan based on certain Treasury note rates tied to the then-remaining term of the loan plus 3.1 percent. The promissory note is secured by certain computer equipment with a net book value of approximately $50,000 at June 30, 1997.

        The mortgage note is payable in monthly installments of $1,779, including interest at the lender's prime rate plus .5 percent with a balloon payment due July 12, 1998. The loan is secured by land, building and improvements with a net book value of approximately $833,000 at June 30, 1997.

        The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1997 are as follows:

                        YEARS ENDED          AMOUNT
                        -----------          ------

                           1998           $ 171,478
                           1999             574,524
                                          ---------
                           Total          $ 746,002
                                          =========

        (C) LETTERS OF CREDIT

        The Company has standby letters of credit, in the aggregate of approximately $885,000, maturing at various dates through April, 1998, primarily supporting self-insurance reserves. The letters of credit were not drawn upon as of June 30, 1997.

    (5) INCOME TAXES

        The components of the provision for income taxes (benefit) are as follows:

                                               Years ended June 30,
                                        -----------------------------------
                                          1997          1996           1995
                                          ----          ----           ----
                  Current:
                      Federal           $ (231,000)  (1,217,437)      89,702
                      State                      -            -       43,615
                                        ----------   ----------     --------
                                          (231,000)  (1,217,437)     133,317
                  Deferred                 620,000      731,437     (285,157)
                                        ----------   ----------     --------
                      Total             $  389,000     (486,000)    (151,840)
                                        ==========   ==========     ========



                                F- 15                                (Continued)

                           SOUND ADVICE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The provision for deferred income taxes (benefit) consists of the following:

                                                                     June 30,
                                                   ------------------------------------
                                                     1997          1996          1995
                                                     ----          ----          ----
          Allowance for doubtful accounts           $ 90,304      (33,546)       (5,682)
          Inventory adjustments                      155,618     (101,424)      (47,414)
          Preopening expenses                              -      (54,814)       60,667
          Prepaid expenses                            60,601       44,373      (196,849)
          Accelerated depreciation                  (204,601)    (222,001)     (246,477)
          Accrued rent expense                        (8,433)      54,733      (106,449)
          Provision for warranty redemption           40,836      (20,902)       26,049
          Deferred tax valuation allowance           349,000    1,080,426        20,000
          Other                                      136,675      (15,408)      210,998
                                                   ---------    ---------     ---------
              Total                                $ 62O,000      731,437      (285,157)
                                                   =========    =========     =========

        The reconciliation of the Federal statutory rate and the Company's effective tax rate is as follows:


                                                              Years Ended June 30,
                                                   ------------------------------------
                                                     1997            1996          1995
                                                     ----            ----          ----
          Statutory income tax rate                  (34.0)%         (34.0)       (34.0)
          Effect of state taxes                          -               -          (.2)
          Reserve for tax examination                 41.5               -            -
          Provision for valuation allowance           72.6            22.9          1.4
          Nondeductible expenses                        .7              .8          8.8
                                                     -----           -----        -----
              Effective income tax rate               80.8%          (10.3)       (24.0)
                                                     =====           =====        =====

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are as follows:

                                                          1997          1996
                                                          ----          ----
          Allowance for doubtful accounts              $ 121,950     212,261
          Inventory adjustments                          (78,559)     77,052
          Prepaid advertising                            (69,467)    (48,003)
          Prepaid insurance                              (74,104)    (34,972)
          Accelerated depreciation                       232,240      93,845
          Deferred gain on sale                           49,260      51,790
          Accrued rent expense                           825,368     816,934
          Accrued insurance                               62,079      81,593
          Legal settlement expense                        28,064      29,755
          Provision for warranty redemption              668,835     709,671
          Other                                           60,068     106,808
          Deferred tax valuation allowance            (1,636,706) (1,287,706)
                                                     -----------  ----------
              Total                                    $ 189,028     809,028
                                                     ===========  ==========


                                           F- 16                     (Continued)

                           SOUND ADVICE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The valuation allowance for deferred tax assets as of June 30, 1997 and 1996 was $1,636,706 and $1,287,706, respectively. The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $349,000 and $1,080,426, respectively.

        The Internal Revenue Service (IRS) is in the process of completing its examination of the Company's income tax returns for the years 1993 through 1996. The Company has received a notice of proposed adjustments for the 1993 through 1996 years. The Company believes that the accruals provided in connection with this matter are adequate and that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

(6)     SHAREHOLDERS' EQUITY

        (A) SHAREHOLDER RIGHTS PLAN

            In May 1997, the Board of Directors adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. Each Right has an initial exercise price of $12 for one share of common stock. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of common stock having a market value equal to twice the exercise price of the Right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the common stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors. The Rights will expire on May 4, 2007. As of June 30, 1997, approximately 3,728,894 rights were outstanding.

        (B) STOCK OPTION PLAN

            The Company has a stock option plan (the "Plan") which provides for the issuance of either incentive stock options or non-qualified stock options. Under the Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price of incentive stock options shall not be less than the fair market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair market value per share on the date of grant. For each of the years ended June 30, 1997, 1996 and 1995, the option price represents the fair market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the stock option plan after November 10, 2001.

                                      F - 17                         (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On March 10, 1997, the Company issued 75,000 stock options at an exercise price of $1.69 per share. In addition, incentive stock options to purchase 31,000 shares of common stock, previously granted to two officers at an exercise price of $6.29 per share, were canceled and reissued by the Company at an exercise price of $1.69 per share. These options are immediately exercisable through March 9, 2002.

        On April 29, 1997, the Company issued 412,500 stock options at an exercise price of $1.89 per share. These options vest in increments of one third upon attainment of a market price of the Company's common stock at $4.00, $5.00 and $6.50, respectively. These options are also subject to full vesting on the earlier to occur of April 29, 2001 or a change in control (as defined) of the Company. These options have a term of five years expiring April 28, 2002. In addition, the Company granted 5,000 warrants to purchase common stock to each of three non-employee directors of the Company subject to the same exercise price and vesting terms as the options issued on April 29, 1997. In addition, stock options to purchase 35,000 shares of common stock, previously granted to a director at an exercise price of $5.96 per share for 15,000 shares and $6.29 per share for 20,000 shares, were canceled and reissued by the Company and subject to the same exercise price and vesting terms as the options issued on April 29, 1997.

        Changes in stock options outstanding are as follows:

                                                     Number of
                                                      Shares             Price
                                                     ---------           -----

             Outstanding, June 30, 1994               155,000       $ 4.20-10.48
               Granted                                 45,000         5.96
               Exercised                                    -
               Canceled                               (58,500)        4.20-10.48
                                                    ---------

             Outstanding, June 30, 1995               141,500          5.45-9.27
               Granted                                147,500          1.70-6.29
               Exercised                                    -
               Canceled                               (69,000)         5.45-9.27
                                                    ---------

             Outstanding, June 30, 1996               220,000          1.70-7.27
               Granted                                553,500          1.69-1.89
               Exercised                                    -
               Canceled                              (104,500)         5.45-7.27
                                                    ---------

             Outstanding, June 30, 1997               669,000         $1.69-4.76
                                                    =========

               Exercisable                            221,500
                                                    =========

               Available for future grants             20,000
                                                    =========


                                      F - 18                         (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                         1997           1996
                                                         ----           ----
                                                      (in thousands, except per
                                                           share amounts)
                                                      -------------------------

          Net loss              As reported            $ (871)         (4,227)
                                                         ====           =====

                                Pro forma              $ (891)         (4,227)
                                                         ====           =====

          Loss per share        As reported            $ (.23)          (1.13)
                                                         ====           =====

                                Pro forma              $ (.24)          (1.13)
                                                         ====           =====

        Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to July 1, 1995 is not considered.

        The fair value of each options' grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1997            1996
                                                     ----            ----

          Expected dividend yield                     -              -
          Expected stock price volatility              1.01           1.01
          Risk-free interest rate                   5.9-6.1 %      5.1-5.8%
          Expected life of options                  3 years        3 years

        Stock option activity during the periods indicated is as follows:

                                             Number of    Weighted-average
                                              Shares       Exercise Price
                                             ---------    ----------------

          Balance at June 30, 1995            141,500         $ 6.07
            Granted                           147,500           2.79
            Exercised                               -              -
            Canceled                          (69,000)          6.08
                                              -------

          Balance at June 30, 1996            220,000           3.87
            Granted                           553,500           1.85
            Exercised                               -              -
            Canceled                         (104,500)          6.12
                                              -------

          Balance at June 30, 1997            669,000         $ 2.04
                                              =======


                                    F - 19                           (Continued)

                           SOUND ADVICE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            As of June 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 to $4.76 and 4.5 years, respectively.

            At June 30, 1997 and 1996, the number of options exercisable was 221,500 and 220,000, respectively, and the weighted-average exercise price of those options was $3.86 and $3.87, respectively.

        (C) SHAREHOLDERS' EQUITY

            During fiscal 1995, the Company issued 306,335 warrants to purchase common stock of the Company in connection with the settlement of two shareholder class actions filed in 1992. The warrants are exercisable through June 14, 1999 and each warrant is exercisable into one share of common stock at an exercise price of $8.70 per share.

    (7) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. No contributions were made in 1997, 1996 or 1995.

    (8) PROVISIONS FOR DISPOSAL OF INVENTORY AND ASSET IMPAIRMENT

        During 1996, the Company eliminated personal computers and related accessories from its product line. In December 1995, the Company recorded a $1,500,000 provision to write down its remaining personal computer and related accessories inventory to estimated net realizable value and to recognize expenses associated with the sale and disposal. The provision for loss was included in cost of goods sold.

        During fiscal 1995, the Company was unable to successfully complete the implementation of a new management information system and recorded a provision of $400,000 for loss on impairment of these assets.

    (9) LEASES

        The Company is obligated under a number of operating leases for retail store space, distribution and installation centers, and certain property and equipment, which expire at various dates through 2014. The retail store leases generally contain provisions for increases based on the Consumer Price Index and contain options for periods of up to 15 years to renew at the then fair rental value.

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

                                      F - 20                         (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Property under capital lease includes the following amounts in the accompanying consolidated financial statements:

                                                  1997        1996
                                                  ----        ----

          Building                             $ 685,000     685,000
          Furniture and equipment                142,900     142,900
                                               ---------    --------
                                                 827,900     827,900
          Less accumulated depreciation         (142,910)    (87,590)
                                               ---------    --------

                                               $ 684,990     740,310
                                               =========    ========

        Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including option periods) as of June 30, 1997 and the capital lease payments are as follows:

                                                               Capital     Operating
          Year ended                                            lease       leases
          ----------                                           -------     ---------
           1998                                               $ 162,396    5,990,441
           1999                                                 162,396    5,310,395
           2000                                                 162,396    5,015,390
           2001                                                 162,396    4,872,731
           2002                                                 162,396    4,643,491
           Thereafter                                         2,016,417   21,837,303
                                                             ----------  -----------

                 Total minimum lease payments                 2,828,397  $47,669,751
                                                                         ===========
           Less amounts representing interest (at an
             effective interest rate of approximately 19%)   (2,012,457)
                                                             ----------
                 Present value of minimum capital lease
                   payments                                     815,940
           Less current installments of obligations under
             capital lease                                       (6,454)
                                                             ----------
                 Obligations under capital lease,
                   excluding current installments             $ 809,486
                                                             ==========

        Total rental expense under the noncancelable operating leases was approximately $6,542,000, $6,058,000, and $6,123,000 for the years ended June 30, 1997, 1996 and 1995, respectively.



                                      F - 21                         (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (10) ACCRUED LIABILITIES

        Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheet. At June 30, 1997 and 1996, the recorded liability for accrued rent was approximately $2,174,000 and $2,148,000, respectively.

        Included in accrued liabilities at June 30, 1997 and 1996 are approximately $2,159,000 and $2,637,000, respectively, of customer deposits on future sales orders.

   (11) COMMITMENT AND CONTINGENCIES

        (A) EMPLOYMENT AGREEMENTS

            Two of the Company's officers have employment agreements, which provided for aggregate annual base salaries of $611,050 for each of the fiscal years ending June 30, 1997, 1996, and 1995. These agreements have been extended through June 30, 1998.

        (B) SEVERANCE AGREEMENTS

            The Company has entered into agreements with corporate officers and certain other key employees that provide severance pay benefits under certain conditions if there is a change in control (as defined) of the Company.

        (C) BONUS PLAN

            During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the Board of Directors. For the three years ended June 30, 1997, no bonus amounts were earned under the plan.

        (D) OTHER

            The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT      CHARGED TO COSTS   OTHER CHANGES   BALANCE AT END
       DESCRIPTION                     BEGINNING OF YEAR    AND EXPENSES      ADD (DEDUCT)      OF YEAR
       -----------                     -----------------  ----------------   -------------   --------------
Allowance for doubtful accounts:

     June 30, 1997                        $  572,000          410,152          (695,752)(A)      286,400
                                          ==========          =======          =========       =========
     June 30, 1996                        $  470,000          722,000          (620,000)(A)      572,000
                                          ==========          =======          =========       =========
     June 30, 1995                        $  460,000          380,474          (370,474)(A)      470,000
                                          ==========          =======          =========       =========
Allowance for redemption of extended
  service warranty contracts:

     June 30, 1997                        $1,891,920              --           (120,105)(B)    1,771,815
                                          ==========          =======          =========       =========
     June 30, 1996                        $1,830,445           61,475(B)            --         1,891,920
                                          ==========          =======          =========       =========
     June 30, 1995                        $1,761,222           69,223(B)            --         1,830,445
                                          ==========          =======          =========       =========
Allowance for inventory obsolescence:

     June 30, 1997                        $  830,000              --           (130,000)(C)      700,000
                                          ==========          =======          =========       =========
     June 30, 1996                        $  600,000          230,000(C)(D)         --           830,000
                                          ==========          =======          =========       =========
     June 30, 1995                        $  273,000          327,000(D)            --           600,000
                                          ==========          =======          =========       =========

(A) Amounts represent write-off of uncollectible receivables.

(B) Amounts represent net change between beginning of period and end of period balances.

(C) Amounts represent provision and disposition of personal computer and related accessory inventories.

(D) General obsolescence.

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
  No.                                                                 Page No.
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

3.2           By-laws of the Registrant
              (incorporated by reference from
              Registration Statement No. 33-5942,
              Exhibit 3.2, filed May 23, 1986)

4.1           Form of 1997 Common Stock Purchase
              Rights Agreement, dated as of May
              5, 1997, between the Registrant and
              American Stock Transfer & Trust
              Company (incorporated by reference
              from the Registrant's Registration
              Statement on Form 8-A, Exhibit 4.1,
              filed on May 13, 1997)

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

10.1          Loan and Security Agreement
              (without schedules), dated as of
              April 11, 1996, between the
              Registrant and Foothill Capital
              Corporation (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1996,
              Exhibit 10.2, File No. 0-15194)

10.2          Mortgage Note, dated July 12, 1988,
              from the Registrant payable to Bank
              Atlantic in the principal amount of
              $640,000, together with Mortgage
              and Security Agreement, dated July

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

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

10.3*         Second Amended and Restated Sound
              Advice, Inc. 1986 Stock Option Plan
              (incorporated by reference from the
              Registrant's Registration Statement
              No. 333-27051 on Form S-8, Exhibit
              4.3, filed on May 14, 1997)

10.4*         Sound Advice, Inc. Employee Stock
              Ownership Plan and Trust, made
              January 15, 1990, between the
              Registrant and Peter Beshouri,
              Michael Blumberg, Gregory Sturgis,
              Joseph Piccirilli and Jacob E.
              Farkas, the trustees (incorporated
              by reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1990,
              Exhibit 10.2, File No. 0-15194),
              First Amendment to the Sound
              Advice, Inc. Employee Stock
              Ownership Plan and Trust, dated as
              of December 23, 1992 (incorporated
              by reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended December 31,
              1992, Exhibit 10.2, File No. 0-
              15194), Second Amendment to the
              Sound Advice, Inc. Employee Stock
              Ownership Plan and Trust, dated as
              of July 9, 1993 (incorporated by
              reference from the Registrant's
--------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

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

10.5*         Employment Agreements, dated June
              30, 1986, between Registrant and
              each of Peter Beshouri and Michael
              Blumberg (incorporated by reference
              from the Registrant's Annual Report
              on Form 10-K for the fiscal year
              ended June 30, 1986, Exhibit 10.26,
              File No. 33-5942), First Amendments
              to Employment Agreements, both
              dated as of May 20, 1989, between
              the Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from
              Registration Statement No. 33-
              28745, Exhibit 10.20, filed May 16,
              1989), Second Amendments to
              Employment Agreements, both dated
              as of October 27, 1989, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              December 31, 1989, Exhibit 10.2,
              File No. 0-15194), Third Amendments
              to Employment Agreements, both
              dated as of July 1, 1992, between
              the Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1992, Exhibit 10.15, File No.
--------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

              0-15194), Fourth Amendments to
              Employment Agreements, both dated
              as of July 1, 1993, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1993, Exhibit 10.16, File No.
              0-15194), Fifth Amendments to
              Employment Agreements, both
              effective as of July 1, 1994,
              between the Registrant and each of
              Peter Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              December 31, 1994, Exhibit 10.2,
              File No. 0-15194), Sixth Amendments
              to Employment Agreements, both
              effective as of July 1, 1995,
              between the Registrant and each of
              Peter Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              September 30, 1995, Exhibit 10.1,
              File No. 0-15194), Seventh
              Amendments to Employment
              Agreements, both effective as of
              July 1, 1996, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1996, Exhibit 10.8, File No. 0-
              15194), and Eighth Amendment(s) to
              Employment Agreements, both dated
              as of May 24, 1997, between the
              Registrant and each of Peter
              Beshouri and Michael Blumberg
              (incorporated by reference from the
              Registrant's Quarterly Report on
              Form 10-Q for the quarter ended
              March 31, 1997, Exhibit 10.2, File
              No. 0-15194)

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

10.6 *        Form of Agreement entered into as
              of May 1, 1997, between the
              Registrant and each of two
              executive officers of the
              Registrant (Kenneth L. Danielson
              and Christopher P. O'Neil) and
              twelve other employees of the
              Registrant relating to the making
              of a severance payment (two years
              gross wages for the executive
              officers and six months gross wages
              for the other employees) under
              certain circumstances upon a change
              of control (as defined) (filed
              herewith)

10.7          Associate Agreement, dated March 1,
              1986 between the Registrant and
              Progressive Retailers Organization,
              Inc. ("PRO"), together with PRO
              Policy and Procedure Manual
              (incorporated by reference from
              Amendment No. 1 to Registration
              Statement No. 33-5942, Exhibit
              10.28, filed June 24, 1986)

10.8          Lease, dated September 23, 1987,
              between Designer's Place at Dania,
              a Florida general partnership
              consisting of Marvin Mandel, Philip
              Mandel and G&E Investment Company,
              and the Registrant (incorporated by
              reference from the Registrant's
              Quarterly Report on Form 10-Q for
              the quarter ended September 30,
              1987, Exhibit 10.1, File No.
              0-15194)

10.9          Amended and Restated Lease, dated
              as of December 1, 1991, between
              Chase, Gunsaullus, Scherer and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
--------
     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

              fiscal year ended June 30, 1992,
              Exhibit 10.19, File No. 015194)

10.10         Dealer Agreement, dated January 1,
              1995, between McCaw Communications
              of Florida, Inc. d/b/a Cellular One
              ("McCaw") and the Registrant, as
              amended by that certain Amendment
              to Dealer Agreement, dated January
              1, 1995, between McCaw and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1995,
              Exhibit 10.14, File No. 0-15194)

10.11         Form of Warrant to Purchase 5,000
              Shares of Common Stock of Sound
              Advice, Inc. entered into as of
              April 29, 1997, by the Registrant
              with and in favor of each of
              Gregory Sturgis, Richard W. McEwen
              and Herbert A. Leeds, who are
              directors of the Registrant (filed
              herewith)

10.12         Credit Card Program Agreement,
              dated August 12, 1992, between
              Monogram Credit Card Bank of
              Georgia ("Monogram") and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the
              fiscal year ended June 30, 1992,
              Exhibit 10.29, File No. 0-15194),
              together with Amendment thereto,
              dated June 14, 1996, between
              Monogram and Registrant
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1996, Exhibit 10.14, File No.
              0-15194)

10.13         Sales Agreement, dated August 10,
              1989, between Progressive Casualty
              Insurance Company and the
              Registrant (incorporated by
              reference from the Registrant's
              Annual Report on Form 10-K for the

Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------

              fiscal year ended June 30, 1992,
              Exhibit 10.32, File No. 0-15194)

10.14         Lease, dated as of May 22, 1993,
              between L&T Limited Partnership, as
              landlord, and the Registrant, as
              tenant (incorporated by reference
              from the Registrant's Annual Report
              on Form 10-K for the fiscal year
              ended June 30, 1993, Exhibit 10.34,
              File No. 0-15194)

10.15         Promissory Note, dated May 4, 1994,
              from the Registrant payable to
              General Electric Capital
              Corporation ("GECC") in the
              original principal amount of
              $1,607,661.17, as amended, together
              with Master Security Agreement,
              dated as of May 4, 1994, between
              the Registrant and GECC
              (incorporated by reference from the
              Registrant's Annual Report on Form
              10-K for the fiscal year ended June
              30, 1994, Exhibit 10.28, File No.
              0-15194)

10.16         Stipulation of Settlement, dated as
              of January 26, 1994, regarding IN
              RE: SOUND ADVICE, INC. SECURITIES
              LITIGATION, which has annexed as
              one of the exhibits thereto, among
              other documents, the Form of
              Warrant Agreement between the
              Registrant and American Stock
              Transfer & Trust Company, as
              warrant agent, covering the 306,335
              warrants issued in connection with
              the settlement of the class action
              (incorporated by reference from the
              Registrant's current report on Form
              8-K, dated January 31, 1994,
              reporting an event on January 28,
              1994, Exhibit 2, File No. 0-15194)

21            Subsidiaries of the Registrant
              (filed herewith)

23            Consent of Independent Public
              Accountants of KPMG Peat Marwick
              LLP (filed herewith)

27            Financial Data Schedule (filed
              herewith)