Form 10-K/A
period 1997-06-30
SOUND ADVICE INC
filed 1997-10-27
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                               FORM 10-K/A (FIRST)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended JUNE 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ________

         Commission file number 0-15194

                               SOUND ADVICE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          59-1520531
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA                       33004
----------------------------------------                      --------
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

                         ------------------------------

                          COMMON STOCK PURCHASE RIGHTS
                         ------------------------------
                                 Title of class

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON SEPTEMBER 19, 1997 BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON SEPTEMBER 19, 1997, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $6,690,000.

         THE REGISTRANT HAD 3,728,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 19, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended June 30, 1997(the "Report") of Sound Advice, Inc. (the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REGISTRANT'S DIRECTORS

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                           DIRECTOR
NAME                       AGE     POSITION(S) WITH THE REGISTRANT            SINCE
----                       ---     -------------------------------         --------
Peter Beshouri              43     Chairman of the Board, President            1982
                                     and Chief Executive Officer

Michael Blumberg            49     Director, Senior Vice President,            1974
                                     and Secretary

Gregory Sturgis(2)          45     Director                                    1974

G. Kay Griffith(1)          52     Director                                    1992

Richard W. McEwen(1),(2)    77     Director                                    1994

Herbert A. Leeds(1),(2)     80     Director                                    1996

----------------

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

         G. KAY GRIFFITH was elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992, joined the Registrant as an employee in May 1993 and served as Executive Vice President and Chief Administrative Officer of the Registrant from September 1993 until February 1996. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. Since forming such firm, Ms. Griffith has performed consulting services for the Registrant. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive. Among her career highlights, Ms. Griffith was presented the Women in Business and Industry Award by the Dade County YWCA in 1986. She was also awarded the American Free Enterprise Medal by the Palm Beach Atlantic College in 1988. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         RICHARD W. MCEWEN was elected a director of the Registrant at its annual meeting of shareholders held in January 1994 and was also appointed a member of the Audit Committee and Stock Option

Committee of its Board of Directors at such time. From 1977 until his retirement in 1984, he was Chairman of the Board of Burdines, a chain of Florida department stores then owned by Federated Stores, Inc. Mr. McEwen is currently a director of two companies listed on the Nasdaq National Market. He was elected a director in 1994 of Supreme International Corp., a Miami, Florida based designer and importer of men's and boys' sportswear, and in July 1997 of Q.E.P. Co., Inc., a Boca Raton, Florida based manufacturer of specialty tools and related products for the home improvement market. He also currently serves as a director of two privately held companies.

         HERBERT A. LEEDS was elected a director of the Registrant in April 1996 and was appointed a member of its Audit Committee in May 1996 and its Stock Option Committee in January 1997. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

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

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Form 5's were required when applicable, the Registrant believes that during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other executive officers of the Registrant during the fiscal year ended June 30, 1997 for services in all capacities.


                                 ANNUAL COMPENSATION (1)                LONG TERM COMPENSATION
                           -----------------------------------------    ----------------------
NAME AND PRINCIPAL         FISCAL                                              SECURITIES                   ALL OTHER
POSITION                   YEAR      SALARY ($)         BONUS ($)(2)   UNDERLYING OPTIONS (#)(3)       COMPENSATION ($)(4)
------------------------------------------------------------------------------------------------------------------------------------
Peter Beshouri             1997       324,008                 0                 105,000(5)                      0
 Chairman, President       1996       324,008                 0                       0                         0
 and CEO                   1995       324,008                 0                       0                         0

Michael Blumberg           1997       294,008                 0                  90,000(5)                      0
 Senior Vice               1996       294,008                 0                       0                         0
 President                 1995       294,008                 0                       0                         0

Christopher O'Neil         1997       150,000                 0                 101,000(5)(6)               8,367(7)
 Executive Vice            1996       150,000                 0                  30,000(8)                  8,268(7)
 President and Chief       1995       150,000                 0                  15,000(8)                  8,268(7)
 Operating Officer

Kenneth L. Danielson       1997       160,000                 0                 110,000(5)(9)                   0
 Chief Financial and       1996       160,000                 0                  30,000(8)                      0
 Accounting Officer        1995       160,000                 0                  15,000(8)                      0
 and Treasurer

---------

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

(2)      In fiscal year 1995, the Registrant's Board of Directors
         adopted an annual incentive bonus plan for four
         categories of the Registrant's employees (two of which
         categories were the CEO and other executive officers)
         based upon the annual operating performance of the
         Registrant.   The percentage of the targeted bonus award
         to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. In fiscal years 1995, 1996 and 1997, no bonuses were earned under such plan.

(3) These currently represent incentive stock options or non-qualified stock options issued pursuant to the Registrant's 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plan"). See footnotes (5), (6), (8) and (9) hereinbelow and footnote (4) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") for all of its employees which holds shares of the Registrant's Common Stock. The Registrant made no contribution to the ESOP during the fiscal years ended June 30, 1995, 1996 and 1997. However, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, (a) with respect to the fiscal year ended June 30, 1995, Mr. Beshouri was allocated 1.691 additional shares, Mr. Blumberg was allocated 1.690 additional shares and Mr. O'Neil was allocated 1.077 additional shares, and (b) with respect to the fiscal year ended June 30, 1996, Mr. Beshouri was allocated
         53.335 additional shares, Mr. Blumberg was allocated
         53.337 additional shares, Mr. O'Neil was allocated 34.326 additional shares and Mr. Danielson was allocated .983 shares, which represent all of Mr. Danielson's shares held by the ESOP. There were no further reallocations to employee accounts for the fiscal year ended June 30, 1997. See footnote (3) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.

(5) 75,000 of the aggregate stock options issued to such officer in fiscal year 1997 were non-qualified stock options which were not immediately exercisable but vest and become exercisable (the "Vesting Terms") to the extent that after the date of grant the market price (as defined) of a share of Common Stock of the Registrant increases to $4.00 per share (one-third vest), $5.00 per share (two-thirds vest) and $6.50 per share (all vest), subject, however, to vesting and becoming exercisable in full in all events on the earlier to occur of April 29, 2001 or a change in control (as defined). Such 75,000 stock options have an exercise price of $1.89 per share and a term of five years expiring on April 28, 2002.

(6) 11,000 of the incentive stock options issued to such officer in fiscal year 1997 were issued in exchange for the cancellation of 11,000 incentive stock options previously granted to such officer in fiscal year 1994 which had an exercise price of $6.29 per share and expired on September 21, 1998. The 11,000 incentive stock options which replaced the cancelled stock options have an exercise price of $1.69 per share and expire on March 9, 2002.

(7) This sum represents the aggregate amount of a monthly automobile allowance paid during fiscal years 1995, 1996 and 1997.

(8) 15,000 of the aggregate 30,000 incentive stock options issued to such officer in fiscal year 1996 were issued in exchange for the cancellation of the 15,000 incentive stock options granted to such officer in fiscal year 1995 which had an exercise price of $5.96 per share and expired on December 13, 1999. The 15,000 incentive stock options which replaced the cancelled stock options have an exercise price of $1.77 per share and expire on February 21, 2001.

(9) 20,000 of the incentive stock options issues to such officer in fiscal year 1997 were issued in exchange for the cancellation of 20,000 incentive stock options previously granted to such officer in fiscal year 1994 which had an exercise price of $6.29 per share and expired on September 21, 1998. The 20,000 incentive stock options which replaced the cancelled stock options have an exercise price of $1.69 per share and expire on March 9, 2002.

                        OPTION GRANTS IN 1997 FISCAL YEAR

         The following table shows all grants of options to the named executive officers of the Registrant during the fiscal year ended June 30, 1997. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (five years) if the price of the Registrant's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. The table also indicates that, if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted above the difference (if any) between the market price of the Registrant's Common Stock as of the date of grant and the exercise price per share. All of the options set forth in the table were issued pursuant to the Registrant's Option Plan and are immediately exercisable incentive stock options except as otherwise indicated below. The Registrant does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.

                                                                                               POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK APPRECIATION FOR
                                          INDIVIDUAL GRANTS                                                OPTION TERM
--------------------------------------------------------------------------------------------- --------------------------------------
                     NUMBER OF      % OF TOTAL
                    SECURITIES        OPTIONS                   CLOSING MARKET
                    UNDERLYING      GRANTED TO      EXERCISE     PRICE ON DATE
                     OPTIONS         EMPLOYEES       PRICE        OF GRANT        EXPIRATION
NAME                GRANTED(#)    IN FISCAL YEAR   ($/SHARE)    ($/SHARE)(1)        DATE          0% ($)(1)     5%($)      10%($)
----                -----------   --------------   ----------   --------------    ----------      ---------     -----      ------
Peter Beshouri         30,000            5.8%         1.69            2.25          3/9/02          16,800      35,449      58,009
                       75,000(2)        14.6%         1.89            1.75         4/28/02               0      25,762      69,629

Michael Blumberg       15,000            2.9%         1.69            2.25          3/9/02           8,400      17,725      29,005
                       75,000(2)        14.6%         1.89            1.75         4/28/02               0      25,762      69,629

Christopher O'Neil     11,000(3)         2.1%         1.69            2.25          3/9/02           6,160      12,998      21,270
                       15,000            2.9%         1.69            2.25          3/9/02           8,400      17,725      29,005
                       75,000(2)        14.6%         1.89            1.75         4/28/02               0      25,762      69,629

Kenneth L. Danielson   20,000(4)         3.9%         1.69            2.25          3/9/02          11,200      23,633      38,673
                       15,000            2.9%         1.69            2.25          3/9/02           8,400      17,725      29,005
                       75,000(2)        14.6%         1.89            1.75         4/28/02               0      25,762      69,629


------------

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

(2)      See footnote (5) to Summary Compensation Table hereinabove.

(3)      See footnote (6) to Summary Compensation Table hereinabove.

(4)      See footnote (9) to Summary Compensation Table hereinabove.

                 AGGREGATE OPTION EXERCISES IN 1997 FISCAL YEAR
                     AND 1997 FISCAL YEAR-END OPTION VALUES

         The following table provides information as to options exercised by each of the named executives of the Registrant during the fiscal year ended June 30, 1997, and the value of unexercised options held by such executive officers at the Registrant's fiscal year-end measured in terms of the closing market price of the

Registrant's stock on June 30, 1997 (the last business day of fiscal year 1997).



                                                                      NUMBER OF  SECURITIES      VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                                                                      OPTIONS AT FY-END(#)       AT FY-END ($)(2)
                               SHARES ACQUIRED                        EXERCISABLE(E)/            EXERCISABLE(E)/
NAME                           ON EXERCISE (#)    VALUE REALIZED ($)  UNEXERCISABLE(U)(1)        UNEXERCISABLE(U)(1)
------------------------------------------------------------------------------------------------------------------------------------
Peter Beshouri                        0                0                   30,000(E)                   13,050(E)
                                                                           75,000(U)                   17,625(U)

Michael Blumberg                      0                0                   15,000(E)                    6,525(E)
                                                                           75,000(U)                   17,625(U)

Christopher O'Neil                    0                0                   56,000(E)                   23,010(E)
                                                                           75,000(U)                   17,625(U)

Kenneth L. Danielson                  0                0                   65,000(E)                   26,925(E)
                                                                           75,000(U)                   17,625(U)

--------------

(1)      See footnote (5) to Summary Compensation Table hereinabove.

(2) The closing market price of the Registrant's Common Stock on the NASDAQ National Market on June 30, 1997 (the last business day of the Registrant's fiscal year-end) was $2.125.

EMPLOYMENT AGREEMENTS

         During the 1997 fiscal year Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1997 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each such employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1997, such employment agreements were again extended for an additional one year term (currently until June 30, 1998) on the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to each of them for the Registrant's current fiscal year will be the same as they were entitled to receive for the fiscal year ended June 30, 1997. Under the latest one-year extension of the employment agreements, each of Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

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

SEVERANCE AGREEMENTS

         In May 1997, the Registrant entered into severance agreements with each of Christopher O'Neil, the Registrant's Executive Vice President and Chief Operating Officer, and Kenneth L. Danielson, the Registrant's Chief Financial and Accounting Officer and Treasurer, as well as twelve other non-executive officer employees of the Registrant. The severance agreement for each of Messrs. O'Neil and Danielson provides that, in the event that prior to the expiration of its one year term (April 30, 1998) a change in control (as defined) occurs and such executive officer remains an employee of the Registrant until the later to occur of the closing date or effective date of the change in control (a "Change in Control Date") unless such executive officer is terminated prior to such date other than for cause (as defined), such executive officer shall be entitled to be paid in one lump sum a severance payment (in addition to any other compensation then owed) equal to two times the gross wages paid to such executive officer during the twelve months immediately preceding the month in which the Change in Control Date occurs. Such severance payment is not owed, however, in the event that such executive officer is offered on or prior to the Change in Control Date to continue as an employee of the Registrant or its successor in substantially the same position then held and such executive officer receives a written agreement from the Registrant or its successor to the effect that, in the event that such executive officer is terminated without cause within one year after the Change in Control Date, he shall be paid the severance payment in one lump sum on the date of termination.

DIRECTORS COMPENSATION

         Directors who are also officers or employees of the Registrant are not paid additional compensation for acting as a director of the Registrant. The Registrant has established a standard arrangement for compensating directors who are not officers or employees of the Registrant for services provided in such person's capacity as a director. Each such outside director receives a fee of $1,500 on a quarterly basis for serving as a director of the Registrant plus an additional fee of $500 for each meeting of the Board of Directors or any committee thereof such director attends, as well as reimbursement of any out-of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any such meeting. Each outside director who is also a member of the Audit Committee also receives an additional fee of $1,500 on a quarterly basis for serving on the Audit Committee. In fiscal year 1997, in addition to the above-described standard arrangement, the Registrant granted or reissued certain stock options or warrants to its outside directors as a form of additional incentive compensation for them acting as a director of the Registrant as follows: (i) G. Kay Griffith was reissued non-qualified stock options to purchase 35,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002 in exchange for the cancellation of stock options covering 35,000 shares previously granted to her at exercise prices of $5.96 per share (15,000 shares) and $6.29 per share (20,000 shares); (ii) G. Kay Griffith was also granted an additional stock option covering 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002; and (iii) Gregory Sturgis, Richard W. McEwen and Herbert A. Leeds were each granted a warrant to purchase 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002. For a description of the Vesting Terms, see footnote (5) to Summary Compensation Table hereinabove. See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Since during the fiscal year ended June 30, 1997, the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri and Michael Blumberg, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the one-year renewals of the employment agreements of Messrs. Beshouri and Blumberg on the terms as discussed in "Employment Agreements" hereinabove. Furthermore, Messrs. Sturgis, McEwen and Leeds, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the granting by the Registrant of warrants to purchase 5,000 shares of Common Stock to each of them on the terms as discussed in "Directors Compensation" hereinabove.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of October 21, 1997, by (i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors and nominees for director who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its executive officers other than the CEO who were serving as executive officers at the end of fiscal year 1997; and (iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


         NAME AND ADDRESS                                    SHARES BENEFICIALLY OWNED
                OF                                           -------------------------
         BENEFICIAL OWNER                              NUMBER                      PERCENTAGE
         ----------------                              ------                      ----------
Peter Beshouri (1) ............................      381,060.8 (2)(3)(4)            10.14% (2)(3)(4)
FMR Corp. (5)(6) ..............................      371,655.0 (6)                   9.94% (6)
Michael Blumberg (1)...........................      361,910.8 (2)(3)(4)             9.67% (2)(3)(4)
U.S. Bancorp (5)(7) ...........................      288,000.0 (7)                   7.72% (7)
Dimensional Fund Advisors
 Inc. (5)(8) ..................................      218,747.0 (8)                   5.87% (8)
Joseph Piccirilli (1) .........................      210,467.5 (2)                   5.64% (2)
Gregory Sturgis (1) ...........................      150,467.5 (2)(4)                4.04% (2)(4)
Kenneth L. Danielson (1) ......................      117,001.0 (3)(4)                3.08% (3)(4)
Christopher O'Neil (1).........................       62,373.5 (3)(4)                1.65% (3)(4)
Richard W. McEwen (9)..........................        6,000.0 (4)                    .16% (4)
G. Kay Griffith (10)...........................        1,000.0 (4)                    .03% (4)
Herbert A. Leeds (11)..........................              0 (4)                     --- (4)
All directors and executive officers
 as a group (eight persons including
 certain of those listed above) (2)(3)(4)......    1,079,813.6                      27.72%
--------------------------

(1) The address of each such person is care of the Registrant, 1901 Tigertail Boulevard, Dania, Florida 33004. Messrs. Beshouri, Blumberg and Sturgis together with Mr. Piccirilli, a former officer and director of the Registrant, are collectively hereinafter referred to as the "Principal Shareholders."

(2)      See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(3) Includes such person's or members' of the group vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or members' of the group participation in the Registrant's ESOP based upon the latest available annual report of the ESOP for the fiscal year ended June 30, 1997. Based on such annual report, Mr. Beshouri had 593.333 vested shares, Mr. Blumberg had 593.336 vested shares, Mr. Danielson had .983 vested shares and Mr. O'Neil had 373.462 vested shares, and all current directors and executive officers as a group had 1,561.114 vested shares.

(4) Includes (as applicable) immediately exercisable stock options held by: (i) Mr. Beshouri for 30,000 shares of Common Stock at an exercise price of $1.69 per share; (ii) Mr. Blumberg for 15,000 shares of Common Stock at an exercise price of $1.69 per share; (iii) Mr. Danielson for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share and for 35,000 shares at an exercise price of $1.69 per share; and (iv) Mr. O'Neil for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share and for 26,000 shares at an exercise price of $1.69 per share. Does not include stock options or warrants held by officers or directors which are not currently exercisable within 60 days of October 21, 1997. See "ITEM 11 EXECUTIVE COMPENSATION. - Executive Compensation Tables" and
         " - Directors Compensation."

(5) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1996 and, accordingly, may not reflect their respective holdings as of the date of this report.

(6) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor located at the same address as FMR Corp., is deemed to be the beneficial owner of 371,655 shares of Common Stock, with respect to which shares it has sole dispositive power, as a result of acting as an investment advisor to various registered investment companies. The number of shares of Common Stock owned by such investment companies includes 11,255 shares resulting from the assumed conversion of certain of the Registrant's warrants. In addition, Edward C. Johnson 3d, the Chairman of FMR Corp. and who with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 371,655 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which Fidelity Management & Research Company acts as an investment advisor and located at the same address as FMR Corp., may also be deemed a beneficial owner of 371,605 of such 371,655 shares as a result of its right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such 371,605 shares. The number of shares of Common Stock owned by Fidelity Low-Priced Stock Fund includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants.

(7) U.S. Bancorp, 111 S.W. Fifth Avenue, Portland, Oregon, 97204, as a result of the Trust Group of the United States National
         Bank of Oregon (a national banking association located at the same address and owned by U.S. Bancorp) holding the sole voting power over 130,900 shares of Common Stock, is deemed, together with United States National Bank of Oregon, to be the beneficial owner of such 130,900 shares. In addition, Qualivest Capital Management, Inc. (a registered investment adviser located at the same address and owned by United States National Bank of Oregon) holds the sole voting power over 157,100 shares of Common Stock and is deemed the beneficial owner of such additional 157,100 shares, as a result of acting as an investment adviser to The Qualivest Funds, a registered investment company.

(8) Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, which is a registered investment advisor, is deemed to have beneficial ownership of 218,747 shares of Common Stock, with respect to which shares it has sole voting power over 140,300 and sole dispositive power over 218,747. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end management investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or The DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, with respect to all of which Dimensional serves as investment manager. In addition, persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company and, in their capacities as officers of DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company, such persons have sole voting power over the balance (78,447 shares) of the 218,747 shares not voted by Dimensional. Dimensional disclaims beneficial ownership of all such shares.

(9) The address of Richard W. McEwen is 3752 Bobbin Brook West, Tallahassee, Florida 32312.

(10) The address of G. Kay Griffith is 2808 N.E. 23rd Street, Fort Lauderdale, Florida 33305.

(11) The address of Herbert A. Leeds is 1110 Brickell Avenue, Suite 508, Miami, Florida 33131.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         G. Kay Griffith, a director and until February 1996 the Executive Vice President and Chief Administrative Officer of the Registrant, had provided consulting services to the Registrant from February 1996 through November 1996. For providing such services, Ms. Griffith received compensation of $13,333.33 per month. Accordingly, the compensation received by Ms. Griffith during fiscal year 1997 in this capacity aggregated approximately $66,667.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of October, 1997.

                                                 Sound Advice, Inc.

                                                 By:/S/ PETER BESHOURI
                                                    ----------------------------
                                                    Peter Beshouri, Chairman of
                                                    the Board, President and
                                                    Chief Executive Officer