Form 10-Q
period 1997-09-30
SOUND ADVICE INC
filed 1997-11-13
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1997, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

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

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] [ ] NO

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF NOVEMBER 7, 1997.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets (Unaudited)
         September 30, 1997 and June 30, 1997                              3-4

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended September 30, 1997 and 1996                    5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended September  30, 1997 and 1996                   6

         Notes to Consolidated Financial Statements                        7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                    9-11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                                 SEPTEMBER 30,        JUNE 30,
                                                     1997              1997
                                                 ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash                                           $     50,576      $     81,280
  Receivables:
   Vendors                                          3,775,610         2,864,121
   Trade                                              952,899           674,848
   Employees                                          238,948           300,586
                                                 ------------      ------------
                                                    4,967,457         3,839,555
  Less allowance for doubtful accounts               (410,000)         (286,400)
                                                 ------------      ------------
                                                    4,557,457         3,553,155

  Inventories, net                                 25,958,642        27,789,250
  Prepaid and other current assets                    491,050           670,818
  Deferred tax assets                                  92,930            92,930
  Income taxes receivable                             328,000           328,000
                                                 ------------      ------------
         Total current assets                      31,478,655        32,515,433

Property and equipment, net                        13,182,379        13,667,085

Deferred tax assets, net                               96,098            96,098

Other assets                                          118,872           125,069

Goodwill, net                                         140,329           146,441
                                                 ------------      ------------

                                                 $ 45,016,333      $ 46,550,126
                                                 ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                                     SEPTEMBER 30,     JUNE 30,
                                                         1997            1997
                                                     -------------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit facility          $ 8,531,278    $11,874,533
  Accounts payable                                      7,306,076      7,627,791
  Cash overdraft                                        1,606,862           --
  Accrued liabilities                                   6,585,165      5,050,445
  Current maturities of long-term debt                    596,545        171,478
                                                      -----------    -----------
         Total current liabilities                     24,625,926     24,724,247

Long-term debt, excluding current maturities              106,686        574,524

Capital lease obligation                                  807,986        809,486

Other liabilities and deferred credits                  3,951,723      4,144,028
                                                      -----------    -----------
                                                       29,492,321     30,252,285
                                                      -----------    -----------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at September 30, 1997
    and June 30, 1997                                      37,289         37,289
  Additional paid-in capital                           11,058,655     11,058,655
  Retained earnings                                     4,428,068      5,201,897
                                                      -----------    -----------
         Total shareholders' equity                    15,524,012     16,297,841

Commitments and contingencies
                                                      -----------    -----------

                                                      $45,016,333    $46,550,126
                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997              1996
                                                 ------------      ------------

Net sales                                        $ 36,471,487      $ 40,350,764

Cost of goods sold                                 25,114,454        28,051,670
                                                 ------------      ------------

  Gross profit                                     11,357,033        12,299,094

Selling, general and administrative
     expenses                                      11,623,127        11,962,366
                                                 ------------      ------------

  (Loss) income from operations                      (266,094)          336,728

Other income (expense):
  Interest expense                                   (366,591)         (335,367)
  Other, net                                           18,856             2,824
                                                 ------------      ------------

(Loss) income before income taxes                    (613,829)            4,185

Income taxes                                          160,000              --
                                                 ------------      ------------

    Net (loss) income                            $   (773,829)     $      4,185
                                                 ============      ============
COMMON AND COMMON EQUIVALENT
 PER SHARE AMOUNTS:

NET (LOSS) EARNINGS PER SHARE                    $      (0.21)     $       0.00
                                                 ============      ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              3,728,894         3,729,801
                                                 ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                1997           1996
                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $   (773,829)   $      4,185
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             768,442         751,911
      Loss on sale of assets                                       --               876
      Changes in operating assets and liabilities:
         Decrease (increase) in:
           Receivables                                       (1,004,302)       (676,889)
           Inventories                                        1,830,608      (3,234,984)
           Prepaid and other current assets                     179,768          63,255
           Other assets                                          (1,303)         (9,151)
         Increase (decrease) in:
           Accounts payable                                    (321,715)     (1,297,178)
           Accrued liabilities                                1,534,720       1,483,216
           Other liabilities and deferred credits              (192,305)        (18,255)
                                                           ------------    ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          2,020,084      (2,933,014)
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (270,124)       (982,622)
                                                           ------------    ------------
 NET CASH USED IN INVESTING ACTIVITIES                         (270,124)       (982,622)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                    36,925,957      44,683,628
  Repayments on revolving credit facility                   (40,269,212)    (42,176,917)
  Net repayments of long-term debt                              (42,771)        (40,636)
  Increase in cash overdraft                                  1,606,862         607,765
  Reductions in capital lease obligation                         (1,500)         (1,240)
                                                           ------------    ------------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (1,780,664)      3,072,600
                                                           ------------    ------------

Decrease in cash                                                (30,704)       (843,036)
Cash, beginning of period                                        81,280       1,007,231
                                                           ------------    ------------

CASH, END OF PERIOD                                        $     50,576    $    164,195
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                          $    336,750    $    298,294
                                                           ============    ============

    Income taxes paid, net of refunds                      $       --      $       --
                                                           ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.)        BASIS OF PRESENTATION
           The accompanying unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1997 and June 30, 1997 and the statements of operations for the three month periods ended September 30, 1997 and 1996 and statements of cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997.

2.)        NET (LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
           Net (loss) earnings per common and common equivalent share has been determined by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

3.)        SEASONALITY
           Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended September 30, 1997 and 1996 are as follows:

                                      TRAILING FOUR QUARTERS ENDED SEPTEMBER 30,
                                -------------------------------------------------------
                                                 (dollars in thousands)
QUARTERLY SALES
---------------                            1997                          1996
                                ------------------------     --------------------------
                                 AMOUNT              %        AMOUNT                %
                                --------           -----     --------             -----
First  Quarter                   $36,471           24.0%      $40,351             24.4%
  (July - September)

Fourth  Quarter                   32,117           21.2        32,481             19.7
  (April - June)

Third Quarter                     35,431           23.3        39,079             23.7
   (January - March)

Second Quarter                    47,724           31.5        53,260             32.2
  (October  - December)

SALES FOR TRAILING TWELVE       $151,743            100%     $165,171              100%
MONTHS ENDED SEPTEMBER 30,      ========           ====      ========             ====
1997 AND 1996, RESPECTIVELY

4.)        PROPERTY AND EQUIPMENT, NET
           Property and equipment, net, consists of the following:

                                            SEPTEMBER 30, 1997    JUNE 30, 1997
                                            ------------------    -------------
Land                                           $    521,465        $    521,465
Building                                          1,119,605           1,119,605
Furniture and equipment                           8,352,499           8,222,690
Leasehold improvements                           15,431,333          15,363,402
Display fixtures                                  5,429,115           5,358,234
Vehicles                                            922,088             920,585
                                               ------------        ------------
           Total                                 31,776,105          31,505,981
Less accumulated depreciation                   (18,593,726)        (17,838,896)
                                               ------------        ------------
Property and equipment, net                    $ 13,182,379        $ 13,667,085
                                               ============        ============

5.)        PROVISION (BENEFIT) FOR INCOME TAXES
           The Company has sufficient taxable income in the three year carryback period to support the recognition of its deferred tax assets. A valuation allowance has been established to the extent future deductible amounts cannot be recovered through Federal income taxes paid within the statutory carryback period.

           The Internal Revenue Service is in the process of completing its examination of the Company's income tax returns for the years 1993 through 1996. The Company has received a notice of proposed adjustments for the 1993 through 1996 years. The Company believes that the accruals provided in connection with this matter are adequate and that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           The Company's net sales for the quarter ended September 30,1997, decreased $3,880,000 or 9.6% to $36,471,000 compared to $40,351,000 in the prior fiscal year. The decrease is primarily attributable to reduced video sales primarily in the categories of projection and direct view televisions. In addition, sales of extended warranty contracts have decreased as a result of the decrease in video sales. Comparable store net sales decreased 10.0% in the quarter ended September 30, 1997 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the store relocated to a larger showroom in November 1996. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

           Gross profit decreased by $942,000 or 7.7% in the quarter ended September 30, 1997 compared to the corresponding quarter in fiscal 1997. The reduction in gross profit is primarily related to the reduction in net sales, net of the increase in gross profit percentage. The gross profit percentage was 31.1% in the quarter ended September 30, 1997 as compared to 30.5% in the quarter ended September 30, 1996. The increase in gross profit percentage is directly related to the Company's renewed focus on value added selling in the core categories of high end audio, video and mobile electronics.

           Selling, general and administrative expenses ("SG&A") decreased by $339,000 or 2.8% in the quarter ended September 30, 1997 over the same quarter in the prior year. The overall decrease is primarily attributable to reduced sales commissions on lower gross margin dollars and, to a lesser extent, cost reduction programs initiated by the Company. The Company continues to monitor and attempt to control expenses in its effort to reduce the overall level of SG&A expense. SG&A as a percentage of net sales increased to 31.9% from 29.6% in the same three months of the prior fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous comparable period.

           Interest expense increased by $31,000 for the quarter ended September 30, 1997 over the same quarter in the prior year. The increase was primarily reflective of a slightly higher effective interest rate based on the prime rate under the Company's revolving credit facility during the first quarter of fiscal 1998 on a decreased level of average outstanding borrowings as compared to the first quarter of fiscal year 1997.

           In the quarter ended September 30, 1997, the Company recorded an income tax provision of $160,000 primarily related to proposed adjustments from the current Internal Revenue Service examination. The Company did not record a tax provision for the quarter ended September 30, 1996 due to an offsetting net operating loss carryforward.

           Net loss for the quarter ended September 30, 1997 was $774,000 or $.21 per share compared to net income of $4,000 or $.00 per share for the same quarter in the previous fiscal year. The net loss in the first quarter of the fiscal 1998 fiscal year was primarily attributable to the decrease in net sales.

FINANCIAL CONDITION

           Net cash provided by operating activities was approximately $2,020,000 for the three months ended September 30, 1997 primarily due to the decrease in the Company's inventory since June 30, 1997 and increase in the Company's accrued liabilities. The Company had working capital of approximately $6,853,000 at September 30, 1997, as compared to the $7,791,000 in working capital at June 30, 1997 for an overall decrease of $938,000. The decrease in current assets of $1,037,000 during the three month period was primarily related to the $1,831,000 decrease in inventory, which was partially offset by an increase in accounts receivable of $1,004,000. The net decrease in current assets was offset by an overall decrease of $98,000 in current liabilities. The net decrease in current liabilities resulted primarily from a decrease in borrowings under the revolving credit facility of $3,343,000, which was substantially offset by the increase of $1,607,000 in cash overdraft and the increase of $1,535,000 in accrued liabilities. The increase in accrued liabilities was primarily related to customer payments on orders for goods delivered in October.

           The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements for fiscal 1998, including capital expenditures required in connection with the opening of a new store which is scheduled to open in the second fiscal quarter and the relocation of a store in the fourth quarter. The Company may need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 1998.

           The Company's revolving credit facility matures in July 1998 together with the principal balance in the approximate amount of $428,300 of the mortgage loan encumbering the Company's former Fort Lauderdale store. The Company has held preliminary discussions with its current senior lender in connection with the extension of its facility and has received interest from other lenders to refinance such facility. Management believes, although there is no assurance they will be successful in doing so, that the extension or refinancing of its revolving credit facility will be accomplished prior to July 1998, as well as the refinancing or other repayment of the above-described mortgage loan.

FORWARD-LOOKING STATEMENTS

           This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates,"

"plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  The following exhibits are filed with this report:

             EXHIBIT NO.          DESCRIPTION
             -----------          -----------

             27.                  Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUND ADVICE, INC.
                                                -------------------------------
                                                (Registrant)

Date NOVEMBER  13, 1997                         /s/ PETER BESHOURI
     -------------------                        -------------------------------
                                                Peter Beshouri, Chairman of the
                                                Board, President and Chief
                                                Executive Officer

Date NOVEMBER 13, 1997                          /s/ KENNETH L. DANIELSON
     -----------------                          -------------------------------
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

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR QUARTER ENDED
                               SEPTEMBER 30, 1997

                             COMMISSION FILE NUMBER
                                     0-15194

              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
-------      -----------

27.          Financial Data Schedule (filed herewith).