Form 10-Q
period 1997-12-31
SOUND ADVICE INC
filed 1998-02-12
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 1997, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________.


                         Commission file number 0-15194

                               SOUND ADVICE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                     59-1520531
-------------------------------                    ----------------
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

                                 NOT APPLICABLE
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

      COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF FEBRUARY 6, 1998.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

            Condensed Consolidated Balance Sheets (Unaudited)
            December 31, 1997 and June 30, 1997                             3-4

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three and Six Months Ended December 31, 1997 and 1996   5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended December 31, 1997 and 1996             6

            Notes to Condensed Consolidated Financial Statements            7-10

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.           11-14

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                 16

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                              DECEMBER 31, 1997    JUNE 30, 1997
                                              -----------------    -------------
ASSETS                                           (Unaudited)
CURRENT ASSETS:
  Cash                                          $    282,620       $     81,280
  Receivables:
   Vendors                                         4,544,445          2,864,121
   Trade                                             949,092            674,848
   Employees                                         213,040            300,586
                                                ------------       ------------
                                                   5,706,577          3,839,555
  Less allowance for doubtful accounts              (390,800)          (286,400)
                                                ------------       ------------
                                                   5,315,777          3,553,155

  Inventories, net                                29,703,456         27,789,250
  Prepaid and other current assets                   360,192            670,818
  Deferred tax assets                                   --               92,930
  Income taxes receivable                             55,000            328,000
                                                ------------       ------------
         Total current assets                     35,717,045         32,515,433

Property and equipment, net                       14,057,293         13,667,085

Deferred tax assets, net                                --               96,098

Other assets                                         130,323            125,069

Goodwill, net                                        134,216            146,441
                                                ------------       ------------

                                                $ 50,038,877       $ 46,550,126
                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.



                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                                  DECEMBER 31, 1997     JUNE 30, 1997
                                                  -----------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)
CURRENT LIABILITIES:
  Borrowings under revolving credit facility         $ 7,537,809         $11,874,533
  Accounts payable                                    12,652,296           7,627,791
  Cash overdraft                                       1,604,922                --
  Accrued liabilities                                  7,210,567           5,050,445
  Current maturities of long-term debt                   593,902             171,478
                                                     -----------         -----------
         Total current liabilities                    29,599,496          24,724,247

Long-term debt, excluding current maturities              66,879             574,524

Capital lease obligation                                 806,413             809,486

Other liabilities and deferred credits                 3,702,254           4,144,028
                                                     -----------         -----------
                                                      34,175,042          30,252,285
                                                     -----------         -----------
Shareholders' Equity:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at December 31, 1997
    and June 30, 1997                                     37,289              37,289
  Additional paid-in capital                          11,058,655          11,058,655
  Retained earnings                                    4,767,891           5,201,897
                                                     -----------         -----------
         Total shareholders' equity                   15,863,835          16,297,841

Commitments and contingencies
                                                     -----------         -----------

                                                     $50,038,877         $46,550,126
                                                     ===========         ===========


   See accompanying notes to condensed consolidated financial statements.


                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                               DECEMBER 31,                    DECEMBER 31,
                                      ----------------------------    ----------------------------
                                           1997            1996            1997           1996
                                      ------------    ------------    ------------    ------------

Net sales                             $ 47,383,754    $ 47,724,208    $ 83,855,241    $ 88,074,972

Cost of goods sold                      32,162,953      32,720,986      57,277,407      60,772,656
                                      ------------    ------------    ------------    ------------

  Gross profit                          15,220,801      15,003,222      26,577,834      27,302,316

Selling, general and administrative
     expenses                           13,815,187      13,578,452      25,438,314      25,540,818
                                      ------------    ------------    ------------    ------------

  Income from operations                 1,405,614       1,424,770       1,139,520       1,761,498

Other income (expense):
  Interest expense                        (412,939)       (442,595)       (779,530)       (777,962)
  Other, net                                23,949          18,034          42,805          20,858
                                      ------------    ------------    ------------    ------------

Income before income taxes               1,016,624       1,000,209         402,795       1,004,394

Income taxes                               676,800         475,000         836,800         475,000
                                      ------------    ------------    ------------    ------------

    Net income (loss)                 $    339,824    $    525,209    $   (434,005)   $    529,394
                                      ============    ============    ============    ============


BASIC EARNINGS (LOSS) PER SHARE       $       0.09    $       0.14    $      (0.12)   $       0.14
                                      ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   3,728,894       3,728,894       3,728,894       3,728,894
                                      ============    ============    ============    ============


      See accompanying notes to condensed consolidated financial statements.



                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                               1997            1996
                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $   (434,005)   $    529,394
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                           1,564,785       1,536,792
      Loss on sale of assets                                       --               876
      Changes in operating assets and liabilities:
         Decrease (increase) in:
           Receivables                                       (1,762,622)     (1,592,534)
           Inventories                                       (1,914,206)         14,191
           Prepaid and other current assets                     310,626         (99,838)
           Deferred tax asset                                   189,028         103,000
           Income taxes receivable                              273,000        (103,000)
           Other assets                                         (31,754)        (35,015)
         Increase (decrease) in:
           Accounts payable                                   5,024,505         925,564
           Accrued liabilities                                2,160,122       2,097,028
           Other liabilities and deferred credits              (441,774)        (50,927)
                                                           ------------    ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,937,705       3,325,531
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (1,916,268)     (2,043,973)
                                                           ------------    ------------
 NET CASH USED IN INVESTING ACTIVITIES                       (1,916,268)     (2,043,973)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                    85,035,273      92,272,658
  Repayments on revolving credit facility                   (89,371,998)    (95,188,912)
  Net repayments of long-term debt                              (85,221)        (80,643)
  Increase in cash overdraft                                  1,604,922         892,876
  Reductions in capital lease obligation                         (3,073)         (2,542)
                                                           ------------    ------------
 NET CASH USED IN FINANCING ACTIVITIES                       (2,820,097)     (2,106,563)
                                                           ------------    ------------

Increase (decrease) in cash                                     201,340        (825,005)
Cash, beginning of period                                        81,280       1,007,231
                                                           ------------    ------------

CASH, END OF PERIOD                                        $    282,620    $    182,226
                                                           ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                          $    705,797    $    559,734
                                                           ============    ============

    Income taxes paid, net of refunds                      $     69,773    $       --
                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)   BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1997 and June 30, 1997 and the statements of operations for the three and six month periods ended December 31, 1997 and 1996 and statements of cash flows for the six month periods ended December 31, 1997 and 1996. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the operating results expected for the fiscal year ending June 30, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997.

2.)   EARNINGS PER SHARE
      In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No.128, "Earnings per Share" ("Statement 128") which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

      Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect was antidilutive. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

      Options to purchase 437,500 shares of common stock at $1.89 per share and warrants to purchase 15,000 shares of common stock at $1.89 per share were outstanding for the six months ended December 31, 1997, but were not included in the computation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares during the three and six months ended December 31, 1997. Similarly, shareholder warrants to purchase 306,335 shares of common stock at $8.70 per share were outstanding at December 31, 1997 and were also excluded from the diluted EPS calculation for both periods in 1997. In addition, options to purchase 213,500 shares of common stock at a range from $1.69 to $1.77 per share were not included in the diluted EPS calculation for the three month period ended December 31, 1997 because the exercise price of the options was greater than the average market price of the common shares. The average market price of the common shares for the six months ended December 31, 1997 exceeded the exercise price of the options to purchase 213,500 shares, however, due to the net loss reported by the Company for this period, these options were excluded from the calculation. The options and the 15,000 warrants expire between February 21, 2001 and April 28, 2002 and the 306,335 shareholder warrants expire June 14, 1999.

      Options to purchase 181,500 shares of common stock, at prices ranging from $1.70 to $6.29 per share, were outstanding for the six months ended December 31, 1996, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the three and six months ended December 31, 1996. Similarly, shareholder warrants to purchase 306,335 shares of common stock at $8.70 per share were outstanding at December 31, 1996 and were also excluded from the diluted EPS calculation. The options expire between and May 24, 1998 and March 29, 2001 and the shareholder warrants expire June 14, 1999.

3.)   SEASONALITY
      Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended December 31, 1997 and 1996 are as follows:

                    TRAILING FOUR QUARTERS ENDED DECEMBER 31,
                    -----------------------------------------
                             (Dollars in Thousands)

QUARTERLY SALES

                                            1997                1996
                                    -------------------  ------------------

                                     AMOUNT         %     AMOUNT        %
                                    --------      -----  --------     -----
Second  Quarter                     $ 47,384      31.3%  $ 47,724     29.9%
  (October - December)

First  Quarter                        36,471      24.1     40,351     25.3
  (July - September)

Fourth Quarter                        32,117      21.2     32,481     20.3
  (April - June)

Third  Quarter                        35,431      23.4     39,079     24.5
  (January  - March)


SALES FOR TRAILING TWELVE           $151,403       100%  $159,635      100%
MONTHS ENDED DECEMBER 31,           ========     =====   ========     =====
1997 AND 1996, RESPECTIVELY

4.)   PROPERTY AND EQUIPMENT, NET
      Property and equipment, net, consists of the following:

                                            DECEMBER 31, 1997      JUNE 30, 1997
                                            -----------------      -------------

Land                                          $    521,465         $    521,465
Building                                         1,119,605            1,119,605
Furniture and equipment                          8,594,113            8,222,690
Leasehold improvements                          16,259,385           15,363,402
Display fixtures                                 5,995,593            5,358,234
Vehicles                                           932,088              920,585
                                              ------------         ------------
      Total                                     33,422,249           31,505,981
Less accumulated depreciation                  (19,364,956)         (17,838,896)
                                              ------------         ------------
Property and equipment, net                   $ 14,057,293         $ 13,667,085
                                              ============         ============


5.)   REVOLVING CREDIT FACILITY
      Effective as of December 8, 1997, the Company amended and extended its revolving credit facility with its existing lender through July 31, 2001. The terms of the $25,000,000 facility were amended to allow the Company to borrow, repay and reborrow based upon a borrowing base equal to the lesser of 70% of eligible inventory (as defined) at cost or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1% and allows for a Libor pricing option for one, two, three or six month periods at 2.5% over the corresponding libor rate for the respective period. The interest rate is eligible for a .25% reduction in 1998 and 1999 provided certain conditions are met. The Company pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375% per annum. The Company paid a closing fee of $45,000 and is obligated to an additional commitment fee of $50,000 per annum beginning December 8, 1998.

      The amended revolving credit facility contains various affirmative and negative covenants including those requiring the Company to maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1 and maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

      Borrowings under the revolving credit facility are collateralized by the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets.

6.)   STOCK OPTIONS
      During the quarter ended December 31, 1997, incentive stock options covering 5,000 shares of common stock having an exercise price of $1.77 per share and 3,000 shares of common stock having an exercise price of $4.76 per share expired. In addition, stock options covering 10,000 shares of common stock having an exercise price of $1.89 also expired.

7.)   PROVISION (BENEFIT) FOR INCOME TAXES
      The provision for income taxes includes an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. The adjustment of the valuation reserve results from the refund of taxes paid in prior periods which are no longer available to support the recognition of deferred tax assets. As a result, the provision for income taxes for the second quarter totals $676,800 or 67% of the pretax income and $836,800 or 208% of pretax income for the six months ended December 31, 1997.

8.)   PUBLIC LISTING OF SHARES
      The Company's common stock is currently traded on the NASDAQ Stock Market. The NASDAQ recently changed its listing requirements which were approved by the Securities and Exchange Commission. The Company has been notified by the NASDAQ that the Company is not in compliance with the requirements for continued listing on the exchange. The Company does not expect to be able to correct the non-compliance condition in the near future and is exploring moving its listing to the NASDAQ Small Cap Market or other public markets for which the Company is currently able to meet the listing requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The Company's net sales for the quarter ended December 31,1997, decreased $340,000 or .7% to $47,384,000 compared to $47,724,000 in the corresponding period in the prior fiscal year. The overall net decrease in sales is the result of reduced sales of extended warranties, mobile electronics and personal and portable electronics which were partially offset by increased audio sales. Total video sales remain constant to the prior year. Comparable store net sales decreased 2.6% in the quarter ended December 31, 1997 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new store opened in November 1997 and another store relocated to a larger showroom in November 1996. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and operating income in the second quarter ending in December.

      Net sales for the six months ended December 31, 1997, decreased by $4,220,000 or 4.8% to $83,855,000 over the corresponding period in the prior fiscal year. The overall decrease in net sales for the six month period is primarily attributable to reduced video sales primarily in the category of projection and large direct view televisions. Audio sales increased for the six months and were more than offset by reduced sales in extended warranties, mobile electronics and personal and portable electronics. Comparable store net sales as adjusted for the new store and the relocated store decreased 6.0% in the six months ended December 31, 1997 compared to the corresponding six month period in the prior fiscal year.

      Gross profit increased by $218,000 or 1.5% in the quarter ended December 31, 1997 compared to the corresponding quarter in fiscal 1997. The gross profit percentage was 32.1% in the quarter ended December 31, 1997 as compared to 31.4% in the quarter ended December 31, 1996. The increase in gross profit and gross profit percentage is directly related to the Company's sales mix of higher margin categories.

      Gross profit decreased by $724,000 or 2.7% in the six months ended December 31, 1997 compared to the corresponding period in the prior year. The reduction in gross profit is primarily related to the reduction in net sales, net of the increase in gross profit percentage. The gross profit percentage was 31.7% in the six months ended December 31, 1997. The gross profit percentage for the six months ended December 31, 1996 was 31.0%. As stated above, the increase in gross profit percentage is directly related to the Company's sales mix of higher margin categories.

      Selling, general and administrative expenses ("SG&A") increased by $237,000 in the quarter ended December 31, 1997 over the corresponding period in the prior year. The increase is primarily attributable to increased holiday advertising expenses in the 1997 quarter. SG&A decreased by $103,000 in the six months ended December 31, 1997 over the corresponding period in the prior year. The Company continues to monitor and attempt to control expenses in its effort to reduce the overall level of SG&A expense. SG&A as a percentage of net sales increased to 29.2% and 30.3% in the quarter and six months ended December 31, 1997 from 28.5% and 29.0%, respectively, in the comparable periods of the previous fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous comparable periods.

      Interest expense decreased by $30,000 for the quarter ended December 31, 1997 compared to the same period in the prior year. The decrease was primarily reflective of a decreased level of average outstanding borrowings, net of a slightly higher average interest rate based on its prime rate, under the Company's revolving credit facility during the first and second quarters of fiscal 1998 as compared to the first and second quarters of fiscal year 1997. Interest expense increased slightly by $2,000 for the six months ended December 31, 1997 compared to the same period in the prior year.

      In the quarter ended December 31, 1997, the Company recorded an income tax provision of $677,000, which included an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. As a result, the Company had an effective income tax rate of approximately 66.7% for the quarter and 207.7% for the six months ended December 31, 1997. The Company had an income tax rate of approximately 47.5% for the quarter and 47.3% for the six months ended December 31, 1996.

      Net income for the quarter ended December 31, 1997 was $340,000 or $.09 per share compared to net income of $525,000 or $.14 per share for the same quarter in the previous fiscal year. Net loss for the six months ended December 31, 1997 was $434,000 or $.12 per share compared to net income of $529,000 or $.14 per share in the same period of the prior fiscal year. The net loss in the 1998 fiscal year was primarily attributable to the provision for income taxes based upon pretax income, along with the increase in the valuation reserve on deferred tax assets.

FINANCIAL CONDITION

      Net cash provided by operating activities was approximately $4,938,000 for the six months ended December 31, 1997 primarily due to the increase in the Company's accounts payable since June 30, 1997. The Company had working capital of approximately $6,118,000 at December 31, 1997, as compared to the $7,791,000 in working capital at June 30, 1997 for an overall decrease of $1,673,000. The increase in current assets of $3,202,000 during the six month period was primarily related to the $1,914,000 increase in inventory and the increase in accounts receivable of $1,763,000. The net increase in current assets was offset by an overall increase of $4,875,000 in current liabilities. The net increase in current liabilities resulted primarily from an increase in accounts payable of $5,025,000, and increases in cash overdraft and accrued liabilities of $1,605,000 and $2,160,000 respectively, which was substantially offset by the decrease in borrowings under the revolving credit facility of $4,337,000.

      The Company's existing $25,000,000 revolving credit facility was amended and extended with its existing lender through July 31, 2001. The terms of the facility were amended to allow the Company to borrow, repay, and reborrow based upon a borrowing base equal to the lesser of 70% of eligible inventory (as defined) at cost or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1% and allows for a Libor pricing option for one, two, three or six month periods at 2.5% over the corresponding libor rate for the respective period. The interest rate is eligible for a .25% reduction in 1998 and 1999 provided certain conditions are met. The Company pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375% per annum. The Company paid a closing fee of $45,000 and is obligated to an additional commitment fee of $50,000 per annum beginning December 8, 1998.

      The amended revolving credit facility contains various affirmative and negative covenants including those requiring the Company to maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1 and maintain working capital at the end of each quarter of at least $3.500,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

      Borrowings under the revolving credit facility are collateralized by the Company's assets including depository accounts, receivables, inventory, property and equipment and intangible assets.

      The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements for fiscal 1998, including any capital expenditures required in connection with store improvements, additional stores or store relocations during the remainder of fiscal 1998. The Company is currently seeking suitable sites for two new stores and one store relocation. It cannot be determined at this time as to the timing of expenditures associated with this expansion. The Company may need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 1998.

      The principal balance of approximately $428,000 of the mortgage loan encumbering the Company's former Fort Lauderdale store is due in July. This obligation will be repaid through funds available under the revolving credit facility, refinancing of the mortgage or sale of the property.

      The Company recognizes the potential problems for many computer systems relating to the Year 2000. The preponderance of the Company's systems are purchased from outside vendors. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions which are Year 2000 compliant and which the Company is preparing to install on the system, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. Consequently, the Company presently does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Company's computer system. In addition, the Company is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Company's ongoing results of operations.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "Year 2000" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following exhibits are filed with this report:

            EXHIBIT NO.   DESCRIPTION
            -----------   -----------

            10.1 Amendment Number One to Loan and Security Agreement dated as of December 8, 1997 between Registrant and Foothill Capital Corporation.

            27.           Financial Data Schedule (filed herewith).

      (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUND ADVICE, INC.
                                          (Registrant)

Date FEBRUARY 12, 1998                    /s/ PETER BESHOURI
                                          -------------------------
                                          Peter Beshouri, Chairman of the
                                          Board, President and Chief
                                          Executive Officer


Date FEBRUARY 12, 1998                    /s/ KENNETH L. DANIELSON
                                          -------------------------
                                          Kenneth L. Danielson, Chief
                                          Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit

NO.         DESCRIPTION

10.1        Amendment Number One to Loan and Security Agreement.

27.         Financial Data Schedule (filed herewith).

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                FOR QUARTER ENDED
                                DECEMBER 31, 1997

                             COMMISSION FILE NUMBER
                                     0-15194


              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)