Form 10-K405
period 1998-01-31
SOUND ADVICE INC
filed 1998-05-01
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[ ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended ______________ or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from JULY 1, 1997 to JANUARY 31, 1998

    Commission file number 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                             59-1520531
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA                             33004
----------------------------------------                           ----------
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

                         ------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

        THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 17, 1998, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON APRIL 17, 1998, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $11,885,000.

        THE REGISTRANT HAD 3,728,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF APRIL 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

(SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

        CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS
                                                                       PAGE NO.
                                                                       --------
PART I

ITEM 1.   BUSINESS.......................................................1
                      General............................................1
                      Products...........................................2
                      Marketing Strategy.................................3
                      Advertising........................................4
                      Operations.........................................5
                      Expansion..........................................8
                      Seasonality........................................9
                      Servicemarks......................................10
                      Competition.......................................10
                      Employees.........................................11

ITEM 2.   PROPERTIES....................................................12

ITEM 3.   LEGAL PROCEEDINGS.............................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS..............................................13

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT..........................14

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS...............................16
                      Common Stock Information..........................16
                      Dividend Policy...................................16
                      Recent Sales of Unregistered Securities...........17

ITEM 6.   SELECTED FINANCIAL DATA.......................................18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................20
                     Results of Operations..............................20
                     Liquidity and Capital Resources....................25
                     Year 2000..........................................27
                     Impact of Inflation and Foreign
                        Currency Fluctuations...........................27
                     Forward-Looking Statements.........................27

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................28

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE........................28

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT.............................................29

ITEM 11.  EXECUTIVE COMPENSATION........................................29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.........................................29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................29

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.......................................29

SIGNATURES..............................................................30

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        Sound Advice, Inc. (the "Registrant"), incorporated in Florida on March 12, 1974, is a full service specialty retailer of a broad range of selective high-quality, upscale entertainment and consumer electronic products. As of January 31, 1998, the Registrant operated 22 stores in Florida which sell home and car audio systems, large screen projection and direct view televisions, video products, cellular telephones and other personal electronics, such as home telephones, answering machines and hand held audio systems, car security systems, home entertainment furniture and related customized services and accessories. In contrast to mass merchandisers and discounters of consumer electronic products, the Registrant includes among its targeted customers those consumers seeking informed advice concerning product selection and system integration in conjunction with products incorporating the latest technology.

        The Registrant's marketing strategy is to build customer satisfaction and loyalty through its customer support program which includes a technically proficient sales force and custom design, installation and repair services. The Registrant's showrooms provide comfortable surroundings and contain audition rooms and demonstration areas where customers are encouraged to test and compare products. In its stores, the Registrant emphasizes a broad selection of upscale and specialty brand consumer electronic products.

     The Registrant's operating strategy is to cluster its stores in larger markets and maximize selling space per store in order to achieve economies of scale, as well as provide convenient locations for its customers. The Registrant's stores are currently clustered in four areas in Florida, including the Miami/Ft. Lauderdale/West Palm Beach area (the "East Coast Stores"), the Tampa/St. Petersburg/Clearwater/Sarasota/Fort Myers/Naples area (the "West Coast Stores"), the Orlando area (the "Central Florida Stores") and Jacksonville (the "Jacksonville Stores"). In fiscal year 1998, the Registrant added one new West Coast store by adding a store in Naples, Florida in November 1997. As of January 31, 1998, the Registrant operated 22 stores, which, except for one smaller store, on average contain approximately 15,000 to 17,000 gross square feet. It currently plans during fiscal year 1999 to add three additional stores which may include the relocation of the remaining smaller West Coast Store to a larger facility containing approximately 15,000 gross square feet. In February 1998, the Registrant opened a mall based specialty store featuring the Bang & Olufsen line of audio products and accessories. Such store contains approximately 1,600 square feet. See "Expansion" in this ITEM 1.

        In the transition period ended January 31, 1998, the Registrant's net sales were approximately $97 million which was a decrease from its net sales of approximately $101 million in the comparable transition period in the prior year (unaudited). See "Results of Operations - Transition Period Ended January 31, 1998 Compared to Prior Transition Period Ended January 31, 1997" in ITEM 7.

PRODUCTS

        The Registrant offers its customers an extensive selection of high-quality, brand-name entertainment and consumer electronic products, including products incorporating the latest technology which are generally not available at most of its competitors. In a typical store a customer can choose from more than 2,100 products from approximately 150 manufacturers.

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

        The television and video product group includes projection televisions, direct view televisions, video tape players/recorders, video camcorders, digital video disk (DVD) players, video enhancement devices, home theater systems, direct broadcast satellite dishes and video accessories.

        The service, installation and product warranty group includes car audio installation, custom home installation, repair services, delivery and extended warranty contracts offered by the Registrant on behalf of a third party provider for most of its audio, video, car stereo and personal electronics merchandise.

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

        The table below shows the approximate percentage of the Registrant's sales for the transition periods ended January 31, 1998 and 1997, and the fiscal years ended June 30, 1997, 1996 and 1995 attributable to each of the foregoing product groups. The personal computer product group, which was added in fiscal year 1995, was discontinued in January 1996.

                              TRANSITION PERIODS ENDED    FISCAL YEARS ENDED
                                    JANUARY 31,                 JUNE 30,
                              ------------------------    -------------------
PRODUCT GROUP                     1998      1997          1997    1996   1995
-------------                     ----      ----          ----    ----  -----
                                        (unaudited)
Home and Car Audio . . . . . .     45%      44%           48%     44%    39%
Television and Video   . . . .     39       40            37      35     33
Service, Installation and
 Product Warranty  . . . . . .     12       12            12      11     10
Miscellaneous Products . . . .      4        4             3       5     12
Personal Computer  . . . . . .      -        -             -       5      6
                                  ---      ---           ---      --     --

Total  . . . . . . . . . . . .    100%     100%          100%    100%   100%
                                  ===      ====          ===     ===    ====

        The percentage of sales by each product group is affected by promotional activities, consumer trends, store displays, the development of new products and the elimination or reduction of existing products and, thus, the current mix may not be indicative of the mix in future years.

MARKETING STRATEGY

        The Registrant views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention and assistance to each customer. The Registrant trains its sales personnel to assist customers in their purchases by demonstrating products and providing information with respect to features, price, quality and system integration. At each store, audition rooms and segregated demonstration areas and displays of systems and products promote sales by enabling sales personnel to demonstrate the use of systems and products and by permitting customers to compare and test the performance and features of similar products and systems (particularly higher quality systems and products incorporating the latest technology and fully-integrated audio/video systems). Consistent with this approach to marketing, during fiscal year 1996, the Registrant commenced incorporating audio, video and furniture combinations to demonstrate the technology of home entertainment systems including home theater in a realistic setting. The Registrant also has a full-service mobile electronics center in most of its stores.

        The Registrant has pursued a strategy of building customer satisfaction and loyalty by having (i) a broad range of top-quality products including products incorporating the latest technology and not generally available at most of its competitors; (ii) technically proficient sales personnel providing extensive customer service; (iii) customer oriented showrooms where products can be demonstrated to and tested by customers; and (iv) a support program including custom design and installation and repair services.

        The Registrant builds customer satisfaction by offering a comprehensive customer support program. This program seeks to assure that each customer has the product or system best suited for that individual. Any merchandise sold by the Registrant may be auditioned on the customer's premises and, if a customer is not satisfied, may be returned within 60 days for a refund or exchanged for credit toward the purchase of another product or system. Customers are encouraged to upgrade speakers originally purchased from the Registrant by trading in such speakers within the first year for credit at the original purchase price toward the purchase of new speakers. Car audio products (if installed by the Registrant) carry a one year "defective replacement guaranty" and, once the Registrant installs car audio equipment, a customer will not be charged for reinstallation into another car, for installing component upgrades or reinstalling after repair service. The Registrant's custom department will visit a customer's home to design and install audio and video products and systems. The Registrant believes that the cost of its customer support program is warranted in light of the additional sales and customer satisfaction created by such ongoing program.

ADVERTISING

        To support its marketing strategy, the Registrant promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. Such advertising program consists of name recognition advertising emphasizing the Sound Advice name and its competitive prices, its broad and high-quality name brand product selection, available financing arrangements, its technically proficient sales force, its support program, its customer oriented showrooms and its customer service and repair program. In addition, newspaper and catalog advertisements and customer mailings highlight specific products and their prices and specific financing plans in connection with specific sales events and promotions. The Registrant has an extensive customer database which is used for targeting its mailings of catalogs and other promotional advertisements and materials.

        The following table shows the Registrant's net advertising expense as a percentage of net sales for the transition periods ended January 31, 1998 and 1997, and the fiscal years ended June 30, 1997, 1996 and 1995. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                   TRANSITION               FISCAL
                                 PERIODS ENDED            YEARS ENDED
                                   JANUARY 31,               JUNE 30,
                                 -------------         --------------------
                                 1998     1997         1997    1996    1995
                                 ----     ----         ----    ----    ----
                                      (unaudited)

                                             (Dollars in Thousands)

Net advertising expense ...     $3,149   $3,115        $4,086   $6,476  $4,745
Percentage of net sales ...       3.3%     3.1%          2.6%     3.8%    2.5%

        During the transition period ended January 31, 1998, net advertising expense increased slightly as compared to the period ended January 31, 1997, primarily due to increased holiday advertising expenses in the transition period ended January 31, 1998.

        During fiscal year 1997, net advertising expense substantially decreased as compared to fiscal 1996 primarily as a result of a reduction in advertising expenditures associated with the cost reduction program initiated during the latter part of fiscal 1996. A portion of the advertising expense reduction is directly attributable to the elimination of personal computers from the product mix. In addition, market development and other promotional amounts received by the Registrant from vendors which offset advertising costs increased slightly in the transition period ended January 31, 1998 and fiscal 1997 as compared to the comparable periods in the prior year. The primary reason for the increase in market development funds is additional vendor funds received in connection with the new store opening in November 1997 and store relocation in November 1996.

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

        The Registrant handles the majority of its advertising through its in-house advertising staff. The Registrant's use of an in-house staff allows it to be more flexible in decisions regarding advertising, to make changes to advertising copy on short notice, to publicize special product promotions and to take advantage of new products and unexpected market developments on a timely basis. During fiscal year 1997 and the transition period ended 1998, the Registrant utilized the services of marketing consultants to assist in certain advertising campaigns and image development programs.

OPERATIONS

        SUPPLIERS, PURCHASING AND DISTRIBUTION:

        The Registrant has no long-term merchandise purchase contracts or commitments. The Registrant acquires its products from approximately 150 manufacturers, four of which manufacturers accounted for approximately 53% of the Registrant's total product purchases during the transition period ended January 31, 1998. Such four manufacturers were Bose, Mitsubishi, Sony and Yamaha. Management believes that competitive sources of supply would be available for most of the Registrant's products in the event that one or more of its sources were no longer available. However, a loss of a primary source of supply could have an adverse impact on the Registrant and, to the extent that the unavailable source was for a product line for which the Registrant was the primary distributor in its markets, the Registrant most likely would only be able to replace these products with products that were widely available in its markets.

        The Registrant's policy is to take advantage of cash or payment discounts offered by manufacturers. The Registrant has also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion has been able to negotiate favorable terms on very large volume purchases. Since March 1986, the Registrant has been a member of Progressive Retailers Organization, Inc., a buying group comprised of 14 retailers of home entertainment and consumer electronic products located throughout the country ("Progressive Retailers Organization"). Membership in the Progressive Retailers Organization allows the members to combine their purchases in order to negotiate more favorable terms from vendors.

        Substantially all inventory purchased by the Registrant is shipped directly to its central distribution facility located in Deerfield Beach, Florida. Such facility is currently the central distribution facility for its stores. Inventory is also shipped to and distributed from the Registrant's support warehouses located in Tampa and Orlando, Florida, which service the West Coast Stores and Central Florida Stores, respectively. Each store receives shipments of inventory from the central distribution and/or support warehouse facilities at least three times a week and sometimes on a daily basis, thereby increasing availability to customers by enabling each store to maintain reasonable inventories of all products and to promptly replenish inventories of fast moving products. The Registrant believes that its distribution system allows it to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately
4.0 and 3.9 times during the transition periods ended January 31, 1998 and 1997, and 4.1, 4.3, and 4.2 times during the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

        SALES AND STORE OPERATIONS:

        Sales to customers are primarily made on a cash and bank credit card basis. In addition, customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card, which the Registrant makes available to its customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company without recourse to the Registrant. The Registrant also periodically, as part of its promotional activities, makes special financing programs available to its customers, some of which programs utilize a vendor issued credit card. The cost of such special financing programs is borne by the Registrant. However, certain of the Registrant's vendors periodically participate with and support the Registrant in the cost of financing promotions.

        Each store has its own management structure consisting of a full time general showroom manager having overall responsibility at each location and a full time operations manager under such general showroom manager. Most of the Registrant's stores also have an individual in charge of the mobile electronics department. Each general showroom manager's and operations manager's compensation is dependent in part on the store's gross profit. As of April 17, 1998, approximately 304 sales personnel working at the stores were compensated on a commission basis. Commission payment plans vary depending upon the type, price and/or gross margin of the product.

        The Registrant's sales management group consists of two regional sales vice presidents, each overseeing approximately one-half of the stores, both of whom report to the Chief Executive Officer. This structure is designed to improve decision making and communication throughout the Registrant's structure. Historically, the Registrant has generally experienced employee stability with many sales persons moving up to positions of greater responsibility, although the Registrant does experience some turn-over of employees particularly during the early term of their employment. See "Employees" in this ITEM 1.

        Merchandise sold at a store is generally delivered to the customer at the store at the time of sale, with the exception of certain projection and large direct view televisions, home entertainment furniture and integrated systems for which the Registrant offers home delivery and installation service. In addition, the Registrant offers custom home audio and video installation service. The Registrant also installs car audio systems, cellular telephones and car security systems at all but one of its stores.

        SERVICE AND REPAIR:

        The Registrant's service and repair facility is located at its corporate headquarters in South Florida. The Registrant is an authorized manufacturer's service representative for substantially all of its products and is reimbursed by the manufacturer for the service or repair it performs on products still covered by a manufacturer's warranty. Products brought to the stores by customers for service or repair are shipped to the Registrant's service and repair facility through its warehouse distribution system.

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

EXPANSION

        During the transition period ended January 31, 1998, the Registrant opened one new West Coast Store in November 1997 and did not close any stores. Accordingly, as of January 31, 1998, it operated 22 stores. The Registrant opened a mall based concept store in February 1998. This concept store sells a single vendor's high-end electronics and related accessories.

        During fiscal year 1999, the Registrant currently plans to open up to three additional stores in Florida markets which have been determined to be of sufficient size and demographics to support the typical 15,000 square foot facility. In addition, the Registrant may relocate the remaining smaller West Coast Store in order to increase the size of that showroom to its current format. Each of the new facilities will contain approximately 15,000 gross square feet. The Registrant is also exploring additional sites for its concept store format. The Registrant expects to continue to explore the opening of new stores in geographic areas within its existing Florida distribution network and/or advertising radius in order to realize efficiencies and cost benefits as a result of the Registrant's clustering of stores.

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

SEASONALITY

        Historically, the Registrant has realized greater sales and profits during the holiday selling season which was the Registrant's second quarter prior to the change in fiscal year end to January 31. The Registrant's marketing strategy and, in particular, its year round use of newspaper, television and radio advertising, catalogs and promotions (including, without limitation, vendor specific promotional sales in selected months), attempts to minimize the seasonality of the Registrant's business.

        The following tables set forth the Registrant's quarterly net sales in dollars and as a percentage of annual net sales for the transition periods ended January 31, 1998 and 1997, and the three fiscal years ended June 30, 1997:

                                           NET SALES
                                           ---------

                     1ST          2ND           3RD           4TH                TOTAL
TRANSITION           QUARTER      QUARTER       QUARTER       QUARTER             FOR
PERIOD ENDED         (FEBRUARY-   (MAY-         (AUGUST-      (NOVEMBER-       TRANSITION
JANUARY 31,          APRIL)       JULY)*        OCTOBER)      JANUARY)           PERIOD
-----------          ---------    --------      --------      ---------        ----------
(unaudited)
                                        (Dollars in Thousands)

1998. . . . . .         N/A      $11,703        $36,282        $48,808         $ 96,793
    . . . . . .                    12.1%          37.5%          50.4%             100%

1997. . . . . .         N/A      $14,031        $38,418        $48,324         $100,773
    . . . . . .                    13.9%          38.1%          48.0%             100%

* Due to the change in fiscal year, this partial quarter represents only the month of July.

                                          NET SALES
                                          ---------

                     1ST          2ND           3RD           4TH
FISCAL               QUARTER      QUARTER       QUARTER       QUARTER       TOTAL
YEAR ENDED           (JULY-       (OCTOBER-     (JANUARY-     (APRIL-       FOR
JUNE 30,             SEPTEMBER)   DECEMBER)     MARCH)        JUNE)         YEAR
--------             ----------   ---------     ---------     -------       --------

                                       (Dollars in Thousands)
1997. . . . . .      $40,351      $47,724       $35,431       $32,117       $155,623
    . . . . . .        25.9%        30.7%         22.8%         20.6%           100%

1996. . . . . .      $44,165      $53,260       $39,079       $32,481       $168,985
    . . . . . .        26.1%        31.5%         23.1%         19.3%           100%

1995. . . . . .      $46,721      $60,854       $43,781       $39,148       $190,504
    . . . . . .        24.5%        31.9%         23.0%         20.6%          100%


SERVICEMARKS

        The Registrant has registered the "Sound Advice" name in Florida. It has not registered the "Sound Advice" name with the United States Patent and Trademark Office. The Registrant is not aware of any adverse claims concerning the Registrant's use of the "Sound Advice" name.

COMPETITION

        The brand-name home entertainment and consumer electronics business is, and can be expected to remain, highly competitive, with price, customer service and financing plans or programs being the main competitive factors. The Registrant believes that it competes effectively on the basis of such factors and its product mix has been selected to include higher-end audio and video products not generally offered by many of its competitors. During fiscal years 1996 and 1997 and to a much lesser extent in the transition period ending January 31, 1998, the Registrant reduced its offering of certain widely available low margin products in order to focus on more fully-featured products in those categories where the Registrant believes there is less competition. The Registrant's principal competitors include other retailers specializing in similar products, department stores, discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Registrant's competitors are national in scope and have greater financial resources than the Registrant.

EMPLOYEES

        As of April 17, 1998, the Registrant employed approximately 677 persons, of whom approximately 469 were commissioned persons, including approximately 72 car stereo and mobile installers, 34 service department technicians and 59 delivery and custom installers. Substantially all of the Registrant's employees are full-time. The Registrant's employees are not unionized and it has never experienced a strike or work stoppage. Management believes that its employee relations are good.

ITEM 2. PROPERTIES.

        The Registrant's 22 stores are located in four geographic areas on the east and west coasts of Florida, in north central Florida and in Jacksonville, Florida. Most of the Registrant's stores are between 15,000 and 17,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and, in all but one store, car audio and accessory installation. The stores are generally located either in free standing buildings or in multi-store shopping centers. The stores are generally close to regional malls or in shopping districts. The following map displays the locations of the Registrant's 22 stores.

                                        STORE LOCATIONS

A map of Florida indicates the general location of the Registrant's 22 stores in the four geographic areas.

JACKSONVILLE STORES
Jacksonville (Regency)
Jacksonville (Orange Park)

CENTRAL FLORIDA STORES
Orlando (East Colonial)
Orlando (Sandlake)
Altamonte Springs

WEST COAST STORES

St. Petersburg
Tampa (2)
Clearwater
Sarasota
Fort Myers
Naples

EAST COAST STORES
West Palm Beach
Boca Raton
Ft. Lauderdale
Plantation
Hollywood
Aventura
Hialeah Gardens
Coral Gables
West Kendall
South Kendall

        All of the Registrant's 22 stores are currently leased, one of which is accounted for as a capital lease. Leases expire on various dates between 1998 and 2014, without giving effect to renewal options. The average unexpired lease term of the Registrant's stores including renewal options is approximately 18 years.

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

        The Registrant's headquarters are located in a 53,850 square foot facility which contains its executive offices, accounting, data processing, purchasing and advertising operations and service and repair center. The lease expires in March 1999 (exclusive of one ten-year renewal option). The Registrant is currently in negotiation with the landlord for a shorter renewal option period. The Registrant's 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of its corporate headquarters. The lease for such facility expires in May 2000 (exclusive of one five-year renewal option). A sales training center and the Registrant's custom sales department are located in the Hollywood store facility.

        The Registrant relocated its Tampa, Florida warehouse and support facility for the West Coast Stores in February 1998. The lease for such new facility containing approximately 12,500 square feet expires in January 2003 (exclusive of two five-year renewal options). The Registrant also occupies an approximate 10,000 square foot leased facility in Orlando, Florida which is used as a warehouse and support facility for the Central Florida Stores. The lease for such facility expires in May 2000.

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

        The following table sets forth the name, age (as of April 17, 1998) and position(s) held by each executive officer of the Registrant:

NAME                       AGE          POSITION(S) WITH REGISTRANT
----                       ---          ---------------------------

Peter Beshouri             43           Director, Chairman of the Board,
                                        President and Chief Executive
                                        Officer

Michael Blumberg           49           Director, Senior Vice President and
                                        Secretary

Christopher O'Neil         44           Executive Vice President, Chief
                                        Operating Officer and Assistant
                                        Secretary

Kenneth L. Danielson       47           Chief Financial and Accounting
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
Third Quarter (1/1/97 to 3/31/97)                  2-5/8         1-3/8
Fourth Quarter (4/1/97 to 6/30/97)                 2-3/8         1-1/4

TRANSITION PERIOD ENDED
JANUARY 31, 1998
----------------

Second Quarter-partial (7/31/97)                 $ 2-5/8       $ 1-7/8
Third Quarter (8/1/97 to 10/31/97)                 2-5/8         1-3/8
Fourth Quarter (11/1/97 to 1/31/98)                2             1-1/8


        As of April 24, 1998, there were 189 holders of record of the Common Stock, and, based upon information previously provided to the Registrant by depositories and brokers, the Registrant believes it has in excess of 1,000 beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

        On May 5, 1997, the Board of Directors of the Registrant adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right (a "Right") on each outstanding share of Common Stock to holders of record on May 16, 1997. Each Right has an initial exercise price of $12.00 for one share of Common Stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances). Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Registrant the number of shares of Common Stock having a market value equal to twice the exercise price of the Right.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data for the transition periods ended January 31, 1998 and 1997, and the fiscal years 1997, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements and related notes and independent auditors report appearing elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                TRANSITION PERIODS
                                 ENDED JANUARY 31,                   FISCAL YEARS ENDED JUNE 30,
                               ---------------------     -----------------------------------------------
                                  1998         1997        1997         1996          1995        1994           1993
                               ---------    ---------    ---------    ---------    ---------    --------       ---------
                                           (unaudited)

                                              (Amounts in thousands except per share data)

OPERATING STATEMENT DATA:
Net Sales ..................   $  96,793    $ 100,773    $ 155,623    $ 168,985    $ 190,504    $ 174,761      $ 158,089
Cost of Goods Sold .........      65,822       69,220      105,605      119,775      134,800      119,373        107,726
                               ---------    ---------    ---------    ---------    ---------    ---------      ---------
Gross Profit ...............      30,971       31,553       50,018       49,210       55,704       55,388         50,363
Selling, General, and
   Administrative Expense ..      29,903       29,827       49,045       52,393       54,502       50,891         49,150
Loss Due to Impairment
   Of Asset (1) ............        --           --           --           --            400         --             --
                               ---------    ---------    ---------    ---------    ---------    ---------      ---------
Income (Loss) From
   Operations ..............       1,068        1,726          973       (3,183)         802        4,497          1,213
Other Income (Expense):
   Interest Expense ........        (897)        (891)      (1,556)      (1,526)      (1,425)        (503)          (584
   Provision for Shareholder
     Settlement (2) ........        --           --           --           --             56       (1,252)          --
   Other Income (Expense) ..          48           31          101           (4)         (66)          (7)         1,060
                               ---------    ---------    ---------    ---------    ---------    ---------      ---------
Income (Loss) Before
   Income Taxes (Benefit) ..         219          866         (482)      (4,713)        (633)       2,735          1,689
Income Taxes (Benefit) .....       1,175          475          389         (486)        (152)       1,008            561
                              ----------    ---------    ---------    ---------    ---------    ---------      ---------

Net (Loss) Income ..........   $    (956)   $     391    $    (871)   $  (4,227)   $    (481)   $   1,727(2)   $   1,128
                               =========    =========    =========    =========    =========    =========      =========

Basic (Loss) Earnings
  Per Share (3) ............   $    (.26)   $     .10    $    (.23)   $   (1.13)   $    (.13)   $     .46(2)   $     .30
                               =========    =========    =========    =========    =========    =========      =========
Weighted Average Number
  Of Shares Outstanding ....       3,729        3,729        3,729        3,729        3,729        3,743          3,722
                               =========    =========    =========    =========    =========    =========      =========

----------
   Footnotes on next page.


                               TRANSITION
                              PERIOD ENDED
                               JANUARY 31,                   FISCAL YEARS ENDED JUNE 30,
                              -------------  ----------------------------------------------------------
                                                               (Dollars in Thousands)

                                  1998          1997         1996         1995       1994         1993
                               --------      --------    --------     -------      -------      --------
BALANCE SHEET DATA:
Current Assets.............     $37,546      $32,515     $34,645      $39,191      $41,641      $31,574
Current Liabilities........      31,960       24,724      26,019       29,107       27,997       19,858
Working Capital............       5,586        7,791       8,625       10,084       13,645       11,717
Total Assets...............      51,789       46,550      49,056       56,702       57,537       46,384
Borrowings Under Revolving
  Credit Facility..........      10,700       11,875       9,100        8,677        9,730        4,810
Current Maturities of Long-
  Term Debt (included in
  Current Liabilities......         593          171         161        2,674        1,238          682
Long-Term Debt (excluding
  current maturities)......          53          575         746          908        3,575        3,273
Shareholders' Equity.......      15,342       16,298      17,169       21,396       21,933       19,181

STORE DATA:
Number of Stores Open
  at End of Period.........          22           21          21           21           20           20
Weighted Average Net
  Sales Per Store (4)......     $ 4,549      $ 7,411     $ 8,047      $ 9,261      $ 8,738      $ 8,038

---------

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

     (3) In December 1997, the Registrant adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed using the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provision of this Statement.

     (4) Weighted average net sales per store represents net sales for the period divided by the number of stores open during the period, weighted to account for stores open for only a portion of the period. The transition period ended January 31, 1998 includes sales for a seven month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW - TRANSITION PERIODS ENDED JANUARY 31, 1998 AND 1997

The following tables set forth for transition periods ended January 31, 1998 and 1997 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated transition period in the prior year.

                                                                         PERIOD TO PERIOD
                                       ITEMS AS A PERCENTAGE           PERCENTAGE INCREASE
                                            OF NET SALES                  /(DECREASE)
                                       TRANSITION PERIODS ENDED       TRANSITION PERIODS ENDED
                                             JANUARY 31,                   JANUARY 31,
                                       ------------------------       ------------------------
                                        1998            1997                 1997-98
                                       ------          ------                -------
                                                      (unaudited)
Net Sales....................          100.0%          100.0%                ( 3.9)%
Cost of Goods Sold...........           68.0            68.7                 ( 4.9)
                                       -----           -----
Gross Profit.................           32.0            31.3                 ( 1.8)
Selling, General and Admini-
  strative Expense...........           30.9            29.6                   0.3
Income from
  Operations.................            1.1             1.7                 (38.1)
Other Income (Expense):
  Interest Expense...........           (0.9)           (0.9)                  0.6
  Other Expense, Net.........             *               *                     *
                                       -----            ----
Income Before Income
  Taxes (Benefit)............            0.2             0.8                 (74.7)
                                       =====            ====
Net (Loss) Income ...........           (1.0)%           0.4 %              (344.7)%
                                       =====            ====

----------------
*    Negligible

TRANSITION PERIOD ENDED JANUARY 31, 1998 COMPARED TO PRIOR TRANSITION PERIOD ENDED JANUARY 31, 1997

        Net sales for the transition period ended January 31, 1998 were approximately $96,793,000, a decrease of approximately $3,980,000 or 3.9% over the comparable transition period in the prior year. The overall net decrease in sales is primarily attributable to reduced video sales. Audio sales increased for the seven month period and were more than offset by reduced sales in extended warranties, mobile electronics and personal and portable electronics. Comparable store net sales as adjusted for the new store and the relocated store decreased 5.3% in the seven months ended January 31, 1998 as compared to the corresponding period in the prior year. Historically, the Registrant has realized greater sales and profits during the holiday selling season which was the Registrant's second quarter prior to the change in fiscal year.

        Gross profit decreased by approximately $582,000 or 1.8% in the transition period ended January 31, 1998 compared to the corresponding transition period in the prior year. The reduction in gross profit is primarily related to the reduction in net sales, net of the increase in gross profit percentage. The gross profit percentage was 32.0% in the seven months ended January 31, 1998. The gross profit percentage was 31.3% in the seven months ended January 31, 1997. The increase in gross profit percentage is directly related to the Registrant's sales mix of higher margin product categories.

        Selling, general and administrative expense ("SG&A") for the transition period ended January 31, 1998 was approximately $29,903,000, an increase of approximately $76,000 or 0.3% over the corresponding transition period in the prior year. The Registrant continues to monitor and attempt to control expenses in its effort to reduce the overall level of SG&A expense. SG&A as a percentage of net sales increased to 30.9% in the transition period ending January 31, 1998 from 29.6% in the corresponding period in the prior year. The percentage increase is directly attributable to the reduction in net sales from the previous comparable period.

        Interest expense for the transition period ended January 31, 1998 was $897,000, a slight increase of $6,000 from the corresponding period in the prior year.

        In the transition period ended January 31, 1998, the Registrant recorded an income tax provision in the amount of $1,175,000 which included an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. As a result, the Registrant had an effective income tax rate of approximately 536.0% for the seven months ended January 31, 1998. The Registrant had an income tax rate of approximately 54.9% for the seven months ended January 31, 1997.

        Net loss for the transition period ended January 31, 1998 was approximately $956,000 or $.26 per share compared to net income of approximately $391,000 or $.10 per share in the same transition period in the prior year. The net loss in the 1998 period was primarily attributable to the provision for income taxes based upon pretax income, along with the increase in the valuation reserve on deferred tax assets.

OVERVIEW - FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995

        The following tables set forth for fiscal years ended June 30, 1997, 1996 and 1995 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                                           PERIOD TO PERIOD
                                       ITEMS AS A PERCENTAGE              PERCENTAGE INCREASE
                                           OF NET SALES                       /(DECREASE)
                                            YEARS ENDED                       YEARS ENDED
                                              JUNE 30,                          JUNE 30,
                                   ------------------------------         -------------------
                                   1997        1996        1995           1996-97     1995-96
                                   ----        ----        ----           -------     -------
Net Sales....................      100.0%     100.0%       100.0%           ( 7.9)%    (11.3)%
Cost of Goods Sold...........       67.9       70.9         70.8            (11.8)     (11.1)
                                   -----      -----        -----
Gross Profit.................       32.1       29.1         29.2              1.6      (11.7)
Selling, General and Admini-
  strative Expense...........       31.5       31.0         28.6            ( 6.4)      (3.9)
Loss Due to Impairment of
 Asset.......................         -         -           (0.2)              -          **
                                    ----      ----         -----
Income (Loss) from
  Operations.................        0.6      (1.9)          0.4            130.6     (497.2)
Other Income (Expense):
  Interest Expense...........       (1.0)     (0.9)         (0.7)             2.0        7.1
  Other Expense, Net.........         .1         *             *          2,937.1      (62.5)
                                   -----      ----         -----
(Loss) Income Before Income
  Taxes (Benefit)............       (0.3)     (2.8)         (0.3)           (89.8)     645.0
                                   =====     =====         =====
Net Loss ....................       (0.6)%    (2.5)%        (0.3)%          (79.4)%    779.1%
                                   =====     =====         =====

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

        Gross profit for fiscal year 1996 was approximately $49,210,000, a decrease of approximately $6,494,000 or 11.7% over the prior fiscal year. Gross profit as a percentage of net sales decreased slightly to 29.1% for the fiscal year ended June 30, 1996, as compared to 29.2% for the prior fiscal year. The overall reduction in gross profit is related to the reduction in net sales and includes a $1,500,000 provision in the second quarter of fiscal 1996 for loss on personal computer inventory and related accessories in connection with such product category's elimination from the Registrant's product mix through subsequent sale and disposal. [See note (8) of Notes to Consolidated Financial Statements.] Exclusive of this loss provision, the gross profit percentage was 30.0% in fiscal year 1996. This increase from the prior fiscal year is directly related to the Registrant's renewed specialty retailing focus on value added selling in the core product categories of high end audio, video and mobile electronics during the second half of fiscal year 1996.

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

        Interest expense for the fiscal year ended June 30, 1996, was $1,526,000, an increase of $102,000 from the prior fiscal year. The increase was primarily reflective of interest rate increases and fees paid under the Registrants prior and new revolving credit facilities during fiscal year 1996.

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

      The Registrant's ownership of its former Fort Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $437,000 at January 31, 1998. See "ITEM 2. PROPERTIES." Such loan bears interest at the rate of 1/2 of 1% above the prime rate of such lender (such lender's prime rate was 8.50% at January 31, 1998) and is payable in one hundred ninety consecutive monthly installments of principal in the amount of $1,779 each, together with accrued interest, and in one balloon principal payment of approximately $428,000, together with any accrued and unpaid interest, due on July 12, 1998. Such balloon payment obligation will be repaid through funds available under the Revolving Credit Facility, refinancing of the mortgage or sale of the property. See note (4)(b) of Notes to Consolidated Financial Statements.

        The Registrant's existing $25,000,000 revolving credit facility was amended and extended with its existing lender through July 31, 2001. The terms of the facility were amended to allow the Registrant to borrow, repay, and reborrow based upon a borrowing base equal to the lesser of 70% of eligible inventory (as defined) at cost or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1% and allows for a LIBOR pricing option for one, two, three or six month periods at 2.5% over the corresponding LIBOR rate for the respective period. The interest rate is eligible for a .25% reduction in 1998 and 1999 provided certain conditions are met. The Registrant pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375% per annum. The Registrant paid a closing fee of $45,000 and is obligated to an additional commitment fee of $50,000 per annum beginning December 8, 1998.

        The amended revolving credit facility contains various affirmative and negative covenants including those requiring the Registrant to maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1 and maintain working capital at the end of each quarter of at least $3,500,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

        Borrowings under the revolving credit facility are collateralized by the Registrant's assets including depository accounts, receivables, inventory, property and equipment and intangible assets.

        The interest rate under the Registrant's revolving credit facility fluctuated between 8.10% and 9.50% during the transition period ended January 31, 1998. The 8.10% rate is a result of the LIBOR pricing option included as part of the amendment of the revolving credit facility. As of January 31, 1998, the outstanding borrowings under the Registrant's revolving credit facility were $10,700,000. The decrease of approximately $1,174,000 in outstanding borrowing in the 1998 transition period as compared to the corresponding prior transition period is primarily related to cash generated from operations.

        The Registrant had working capital of approximately $5,586,000 as of January 31, 1998, a decrease of approximately $2,205,000 from June 30, 1997. The decrease in working capital results primarily from the increases in accounts payable and accrued liabilities of approximately $5,536,000 and $2,452,000, respectively, which were partially offset by the decrease of approximately $1,175,000 in borrowings under the Registrant's revolving credit facility, the increase of approximately $3,239,000 in inventory and a $1,340,000 increase in the Registrant's cash balances.

        The Registrant currently believes that funds from the Registrant's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 1999. However, in order to fully complete the store expansion and store relocation currently planned in fiscal 1999, the Registrant may need to seek additional financing sources. In that regard, the Registrant is exploring additional financing sources in connection with the expansion and store relocation. See "Expansion" in ITEM 1. The Registrant may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal year 1999.

YEAR 2000

        The Registrant recognizes the potential problems for many computer systems relating to the Year 2000. The majority of the Registrant's systems are purchased from outside vendors. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions which are Year 2000 compliant and which the Registrant is preparing to install on the system, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. Consequently, the Registrant presently does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Registrant's computer system. In addition, the Registrant is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Registrant's ongoing results of operations. There can be no assurance that the Registrant's systems nor the computer systems of other companies with whom the Registrant conducts business will be Year 2000 compliant prior to December 31, 1999.

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

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Registrant's current expectations, beliefs, estimates or intentions concerning the Registrant's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Registrant and its business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Registrant are intended to identify forward-looking statements. The actual results or achievements of the Registrant could differ materially from those indicated by the forward-looking statements because of various risks, factors and uncertainties related to and including, without limitation, the effectiveness of the Registrant's business and marketing strategies, the product mix sold by the Registrant, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Registrant, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, Year 2000, the seasonality of the Registrant's business and the other risks and factors detailed in this report and in the Registrant's other filings with the SEC. These risks and uncertainties are beyond the ability of the Registrant to control. In many cases, the Registrant cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-25 and S-1 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

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

        (b) Reports on Form 8-K. A Report on Form 8-K was filed by the Registrant on February 20, 1998, in Item 8 (Change in Fiscal Year) of which the Registrant disclosed the change in the Registrant's fiscal year end from the twelve month period ending on June 30 to January 31.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.

                                         Sound Advice, Inc.

                                         By:  \s\ PETER BESHOURI
                                            --------------------------
                                            Peter Beshouri, Chairman of
                                            the Board, President and
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                                TITLE                              DATE
        ---------                                -----                              ----

\s\ PETER BESHOURI                      Chairman of the Board,
--------------------------       President and Chief Executive Officer
Peter Beshouri                   (Principal Executive Officer)                  April 30, 1998

                                              Director,
\s\ MICHAEL BLUMBERG                   Senior Vice President
---------------------------                     and
Michael Blumberg                             Secretary                          April 30, 1998

\s\ G. KAY GRIFFITH
--------------------------
G. Kay Griffith                               Director                          April 30, 1998

\s\ WILLIAM F. HAGERTY, IV
--------------------------
William F. Hagerty, IV                        Director                          April 30, 1998

\s\ HERBERT A. LEEDS
---------------------------
Herbert A. Leeds                               Director                         April 30, 1998

\s\ GREGORY STURGIS
---------------------------
Gregory Sturgis                                Director                         April 30, 1998

                                      Chief Financial Officer
\s\ KENNETH L. DANIELSON                    and Treasurer
---------------------------           (Principal Financial and
Kenneth L. Danielson                      Accounting Officer)                   April 30, 1998

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                   PAGE

Independent Auditors' Report                                       F-2

Consolidated Financial Statements:
    Consolidated Balance Sheets                                    F-3 to F-4
    Consolidated Statements of Operations                          F-5
    Consolidated Statements of Changes in
      Shareholders' Equity                                         F-6
    Consolidated Statements of Cash Flows                          F-7 to F-8
    Notes to Consolidated Financial Statements                     F-9 to F-25

Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts                S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiary (the "Company") as of January 31, 1998 and June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the seven-month period ended January 31, 1998 and each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiary as of January 31, 1998 and June 30, 1997 and 1996, and the results of their operations and their cash flows for the seven-month period ended January 31, 1998 and each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/ KPMG PEAT MARWICK LLP
-------------------------------
KPMG PEAT MARWICK LLP

Fort Lauderdale, Florida
April 22, 1998

                        SOUND ADVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   January 31, 1998 and June 30, 1997 and 1996

                                                                           JUNE 30,
                                                JANUARY 31,      ----------------------------
                                                    1998             1997            1996
                                                -----------      -----------      -----------
                ASSETS
Current assets:
   Cash                                         $ 1,421,392           81,280        1,007,231
   Receivables:
      Vendors                                     3,964,078        2,864,121        3,259,226
      Trade                                         883,832          674,848          623,840
      Employees                                     215,411          300,586          217,742
                                                -----------      -----------      -----------
                                                  5,063,321        3,839,555        4,100,808

      Less allowance for doubtful accounts          384,100          286,400          572,000
                                                -----------      -----------      -----------
                                                  4,679,221        3,553,155        3,528,808

   Inventories, net                              31,027,992       27,789,250       27,587,101
   Prepaid and other current assets                 362,078          670,818          638,113
   Deferred tax assets                                 --             92,930          712,930
   Income taxes receivable                           55,000          328,000        1,170,571
                                                -----------      -----------      -----------
             Total current assets                37,545,683       32,515,433       34,644,754

Property and equipment, net                      13,977,184       13,667,085       13,947,974

Deferred tax assets, net                               --             96,098           96,098

Other assets                                        134,012          125,069          196,035

Goodwill, net                                       132,179          146,441          170,891
                                                -----------      -----------      -----------

                                                $51,789,058       46,550,126       49,055,752
                                                ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                                                                                        JUNE 30,
                                                              JANUARY 31,      ----------------------------
                                                                 1998              1997            1996
                                                              -----------      -----------      -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Borrowings under revolving credit facility                 $10,700,152       11,874,533        9,100,115
   Accounts payable                                            13,163,813        7,627,791       11,605,540
   Accrued liabilities                                          7,502,918        5,050,445        5,152,353
   Current maturities of long-term debt                           593,020          171,478          161,406
                                                              -----------      -----------      -----------
             Total current liabilities                         31,959,903       24,724,247       26,019,414

Long-term debt, excluding current maturities                       53,483          574,524          745,564
Capital lease obligation                                          805,113          809,486          815,940
Other liabilities and deferred credits                          3,628,481        4,144,028        4,305,995
                                                              -----------      -----------      -----------

             Total liabilities                                 36,446,980       30,252,285       31,886,913
                                                              -----------      -----------      -----------

Shareholders' equity:
   Common stock; $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,728,894 shares in
      1998, 1997 and 1996                                          37,289           37,289           37,289
   Additional paid-in capital                                  11,058,655       11,058,655       11,058,655
   Retained earnings                                            4,246,134        5,201,897        6,072,895
                                                              -----------      -----------      -----------

             Total shareholders' equity                        15,342,078       16,297,841       17,168,839


Commitments and contingencies


                                                              $51,789,058       46,550,126       49,055,752
                                                              ===========      ===========      ===========


                        SOUND ADVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Transition period ended January 31, 1998, prior period
          ended January 31, 1997 (unaudited) and the fiscal years ended
                          June 30, 1997, 1996 and 1995

                                                                                                        JUNE 30,
                                                    JANUARY 31,     JANUARY 31,      ----------------------------------------------
                                                       1998             1997             1997             1996             1995
                                                   ------------     ------------     ------------     ------------     ------------
                                                                    (UNAUDITED)
Net sales                                          $ 96,792,912      100,772,628      155,623,213      168,984,777      190,503,745
Cost of goods sold                                   65,822,097       69,219,709      105,605,396      119,774,833      134,800,287
                                                   ------------     ------------     ------------     ------------     ------------
          Gross profit                               30,970,815       31,552,919       50,017,817       49,209,944       55,703,458

Selling, general and administrative expenses         29,903,064       29,827,020       49,044,756       52,393,352       54,501,903
Loss due to impairment of asset                            --               --               --               --            400,000
                                                   ------------     ------------     ------------     ------------     ------------
          Income (loss) from operations               1,067,751        1,725,899          973,061       (3,183,408)         801,555

Other income (expense):
   Interest expense                                    (897,086)        (891,497)      (1,556,314)      (1,526,199)      (1,424,693)
   Provision for shareholder settlement                    --               --               --               --             56,000
   Other income (expense)                                48,572           31,217          101,255           (3,569)         (65,529)
                                                   ------------     ------------     ------------     ------------     ------------
          Income (loss) before income taxes
            (benefit)                                   219,237          865,619         (481,998)      (4,713,176)        (632,667)

Income taxes (benefit)                                1,175,000          475,000          389,000         (486,000)        (151,840)
                                                   ------------     ------------     ------------     ------------     ------------

          Net (loss) income                        $   (955,763)         390,619         (870,998)      (4,227,176)        (480,827)
                                                   ============     ============     ============     ============     ============

Common and common equivalent per share amounts:
   Basic net (loss) income per share               $       (.26)             .10             (.23)           (1.13)            (.13)
                                                   ============     ============     ============     ============     ============

Weighted average number of shares outstanding         3,728,894        3,728,894        3,728,894        3,728,894        3,728,894
                                                   ============     ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                Transition period ended January 31, 1998 and the
                 fiscal years ended June 30, 1997, 1996 and 1995

                                                COMMON STOCK
                                         --------------------------
                                                                       ADDITIONAL
                                          NUMBER OF                      PAID-IN         RETAINED
                                           SHARES          AMOUNT        CAPITAL         EARNINGS         TOTAL
                                         -----------    -----------    -----------     -----------     -----------
Balance, June 30, 1994                     3,728,894    $    37,289     11,114,655      10,780,898      21,932,842

   Net loss                                     --             --             --          (480,827)       (480,827)

   Adjustment to common stock warrant
      valuation                                 --             --          (56,000)           --           (56,000)
                                         -----------    -----------    -----------     -----------     -----------

Balance, June 30, 1995                     3,728,894         37,289     11,058,655      10,300,071      21,396,015

   Net loss                                     --             --             --        (4,227,176)     (4,227,176)
                                         -----------    -----------    -----------     -----------     -----------

Balance, June 30, 1996                     3,728,894         37,289     11,058,655       6,072,895      17,168,839

   Net loss                                     --             --             --          (870,998)       (870,998)
                                         -----------    -----------    -----------     -----------     -----------

Balance, June 30, 1997                     3,728,894         37,289     11,058,655       5,201,897      16,297,841

   Net loss                                     --             --             --          (955,763)       (955,763)
                                         -----------    -----------    -----------     -----------     -----------

Balance, January 31, 1998                  3,728,894    $    37,289     11,058,655       4,246,134      15,342,078
                                         ===========    ===========    ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             Transition period ended January 31, 1998, prior period
          ended January 31, 1997 (unaudited) and the fiscal years ended
                          June 30, 1997, 1996 and 1995

                                                                                                 JUNE 30,
                                               JANUARY 31,     JANUARY 31,     -------------------------------------------
                                                   1998           1997             1997           1996             1995
                                               -----------     -----------     -----------     -----------     -----------
                                                               (UNAUDITED)
Cash flows from operating activities:
   Net (loss) income                           $  (955,763)        390,619        (870,998)     (4,227,176)       (480,827)
   Adjustments to reconcile net (loss)
      income to net cash provided by (used
      in) operating activities:
        Depreciation and amortization            1,875,315       1,800,078       3,090,078       3,273,013       3,322,041
        Deferred income taxes                      189,028         103,000         620,000         731,437        (285,157)
        Loss on sale of assets                        --               876             876          11,386          65,529
        Provision for asset impairment                --              --              --              --           400,000
        Common stock warrant valuation                --              --              --              --           (56,000)
        Changes in operating assets and
          liabilities:
            Decrease (increase) in:
             Receivables                        (1,126,066)       (873,963)        (24,347)      1,524,828        (608,326)
             Inventories                        (3,238,742)      1,127,462        (202,149)      4,171,643       3,370,921
             Prepaid and other current
                assets                             308,740        (333,787)        (32,705)        604,456         684,391
             Income taxes receivable               273,000        (103,000)        842,571        (618,888)       (183,683)
             Other assets                          (31,753)        (41,188)          9,038          72,961          15,096
            Increase (decrease) in:
             Accounts payable                    5,536,022      (1,771,281)     (3,977,749)        514,285       1,282,108
             Accrued liabilities                 2,452,473         700,651        (101,908)       (278,168)         28,824
             Other liabilities and deferred
                credits                           (515,547)        (73,443)       (161,967)       (163,974)        437,672
                                               -----------     -----------     -----------     -----------     -----------
             Net cash provided by (used in)
                operating activities             4,766,707         926,024        (809,260)      5,615,803       7,992,589
                                               -----------     -----------     -----------     -----------     -----------

                        SOUND ADVICE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                                      JUNE 30,
                                               JANUARY 31,       JANUARY 31,      -------------------------------------------------
                                                   1998             1997               1997             1996              1995
                                              -------------     -------------     -------------     -------------     -------------
                                                                 (UNAUDITED)
Cash flows from investing activities:
   Capital expenditures                       $  (2,148,341)       (2,180,478)       (2,723,687)       (1,164,308)       (5,115,790)
                                              -------------     -------------     -------------     -------------     -------------
             Net cash used in investing
                activities                       (2,148,341)       (2,180,478)       (2,723,687)       (1,164,308)       (5,115,790)
                                              -------------     -------------     -------------     -------------     -------------
Cash flows from financing activities:
   Borrowings on revolving credit facility      102,128,424       110,350,997       171,896,950       138,785,743        66,119,893
   Repayments on revolving credit facility     (103,302,806)     (109,396,955)     (169,122,532)     (138,363,041)      (67,172,165)
   Net repayments of long-term debt                 (99,499)          (94,082)         (160,968)       (2,674,513)       (1,231,170)
   Decrease in cash overdraft                          --                --                --          (1,234,066)         (589,190)
   Reduction in capital lease obligation             (4,373)           (2,990)           (6,454)           (5,337)           (2,209)
                                              -------------     -------------     -------------     -------------     -------------
             Net cash (used in) provided
                by financing activities          (1,278,254)          856,970         2,606,996        (3,491,214)       (2,874,841)
                                              -------------     -------------     -------------     -------------     -------------

Increase (decrease) in cash                   $   1,340,112          (397,484)         (925,951)          960,281             1,958

Cash, beginning of year                              81,280         1,007,231         1,007,231            46,950            44,992
                                              -------------     -------------     -------------     -------------     -------------

Cash, end of year                             $   1,421,392           609,747            81,280         1,007,231            46,950
                                              =============     =============     =============     =============     =============
Supplemental disclosures of cash flow
 information:
      Interest paid                           $     849,347           800,450         1,380,742         1,371,736         1,281,687
                                              =============     =============     =============     =============     =============

      Income taxes paid, net of refunds       $      69,773              --          (1,273,571)         (598,549)          317,000
                                              =============     =============     =============     =============     =============

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                January 31, 1998 and June 30, 1997, 1996 and 1995

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  DESCRIPTION OF BUSINESS

           Sound Advice, Inc. and subsidiary (the "Company") operate in a single-business segment, which is the retailing and servicing of home and car audio systems, video products, cellular telephones, personal electronics, home entertainment furniture and related customized services and accessories. Its operations are conducted in the state of Florida through 22 stores and three support centers.

      (B)  PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

      (C)  CHANGE IN FISCAL YEAR-END

           Effective February 13, 1998, the Company changed its fiscal year-end from June 30 to January 31. The seven-month transition period of July 1, 1997 through January 31, 1998 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the seven months ended January 31, 1997 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

      (D)  RECEIVABLES

           Receivables from vendors consist of cooperative advertising and other amounts earned based on annual promotional and market development agreements under various incentive programs. The funds received under these programs are determined based upon the Company's level of purchases and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are recorded as a reduction of advertising expense or applied against product cost. Also included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from cellular activation providers and credit card and finance companies resulting from customer purchases.

      (E)  INVENTORIES

           Merchandise and service parts inventories are stated at the lower of cost or market. Cost is determined using a moving average, which approximates the first-in, first-out method, and is recorded net of volume and purchase discounts and rebates.

                                                                     (Continued)
                                      F-9

                        SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company allocates to inventory certain costs associated with purchasing, pricing and preparation of inventories for sale. For the transition period ended January 31, 1998, allocated costs approximated $938,000 with $435,000 remaining in inventory as of January 31, 1998. For the fiscal years ended June 30, 1997 and 1996, allocated costs approximated $2,314,000 and $3,487,000, respectively, with $593,000 and $882,000 remaining in inventory as of June 30, 1997 and 1996, respectively.

      (F)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method.

                    DESCRIPTION                        YEARS

                    Building                             30
                    Furniture and equipment            3 to 7
                    Leasehold improvements        15 or term of lease, if
                                                       shorter
                    Display fixtures                   3 to 7
                    Vehicles                           3 to 5

      (G)  GOODWILL

           Goodwill is amortized on a straight-line basis over 15 years. Goodwill is presented net of accumulated amortization of approximately $235,000 as of January 31, 1998 and approximately $220,000 and $196,000 as of June 30, 1997 and 1996, respectively.

      (H)  INCOME TAXES

           The Company accounts for income taxes under the provisions of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

      (I)  SELF-INSURANCE ACCRUALS

           The Company was self-insured through December 31, 1996 and beginning January 1, 1998, up to certain limits, for workers' compensation benefits and, accordingly, has accrued unpaid claims and associated expenses, including incurred, but not reported losses.

                                                                     (Continued)
                                      F-10

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (J)  EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

           The Company offers extended warranty service contracts on behalf of a third party on most of its products. These contracts are on a nonrecourse basis to the Company. The Company includes revenue from the sale of extended warranty contracts in net sales and records, as cost of goods sold, the amounts due to the third party for the cost for such contracts at the time of sale as the earnings process has been completed. Revenue from the sale of such contracts represented approximately 5 percent to 6 percent of consolidated net sales for each period presented. Gross margins from the sale of extended warranty service contracts are higher than gross margins from the sale of the Company's other products.

           Prior to March 1993 and from July 1994 through May 1997, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the contract during its term. Non-utilized warranty contracts are generally redeemable for a 60-day period after expiration of the contract. The term of the extended warranty service contracts is from one to five years. Effective June 1, 1997, the Company discontinued offering this program on future purchases. The total amount of extended warranty service contracts sold from July 1990 through February 1993 and July 1994 through May 1997 was approximately $21 million and $27 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. Historically, the overall redemption rate has ranged from 9 percent to 11 percent of the value of the contracts issued. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. As of January 31, 1998, the liability for estimated redemptions approximated $1,270,000. As of June 30, 1997 and 1996, the liability for estimated redemptions approximated $1,772,000 and $1,892,000, respectively. Amounts charged against the liability recorded for future redemptions approximated $578,000 for the transition period ended January 31, 1998 and $926,000, $833,000 and $628,000 for fiscal years ended June 30, 1997, 1996 and 1995, respectively.

      (K)  ADVERTISING

           The Company expenses advertising costs when the advertisement occurs. Advertising expense is recorded net of funds received from vendor advertising and promotional programs. Advertising expense, net, for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997, 1996 and 1995, approximated $3,149,000,
           $4,086,000, $6,476,000 and $4,745,000, respectively.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (L)  USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

           Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Two vendors accounted for 40 percent, 54 percent and 47 percent of the Company's receivables as of January 31, 1998 and June 30, 1997 and 1996, respectively. The Company estimates an allowance for doubtful accounts based on the credit risk and payment trends of the customer. An adverse change in these factors would affect the Company's estimate of bad debt.

           The Company is a specialty retailer in Florida with a focus on upscale electronics and is a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may be widely available in its markets. Four vendors accounted for 53 percent of the Company's purchases during the transition period ended January 31, 1998. The loss of one of these vendors could have an adverse impact on the Company. The Company's principal competitors include other retailers, department and discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company.

      (N)  IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE
           DISPOSED OF

           The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

      (O)  STOCK-BASED COMPENSATION PLAN

           Prior to July 1, 1996, the Company accounted for its stock-based compensation plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      (P)  EARNINGS PER SHARE

           The Company has adopted SFAS No. 128, EARNINGS PER SHARE. In accordance with SFAS No. 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS No. 128, however, basic and diluted loss or income per share are the same as the primary loss or income per share previously presented.

           Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

           Options to purchase 213,500, 218,500, 112,500 and 3,000 shares of common stock at prices ranging from $1.69 to $1.77 per share were outstanding for the transition period ended January 31, 1998, and for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Options to purchase 437,500, 450,500, 107,500 and 138,500 shares of common stock at prices ranging from $1.77 to $7.27 per share were outstanding for the transition period ended January 31, 1998, and for the fiscal years ended each of the years in the three year period June 30, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of common shares for the respective periods.

      (Q)  RECLASSIFICATIONS

           Certain amounts in the fiscal year 1997, 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1998 transition period presentation.

(2)   LIQUIDITY

      As discussed in note 4, a mortgage with a balance of approximately $428,000 will mature in July 1998. Management of the Company believes, although there is no assurance they will be successful in doing so, that this obligation will be repaid through funds available under the revolving credit facility, refinancing of the mortgage or sale of the property. Management of the Company also believes that operating cash flows, combined with currently available borrowings under the current facility and existing vendor credit programs, will be sufficient for the Company to satisfy its operating cash requirements during fiscal year 1999. The Company may need to seek additional financing for capital expenditures required in connection with its expansion program for additional stores or store relocations in fiscal year 1999. There can be no assurance that the Company will be able to obtain such additional financing.

(3)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consists of the following:

                                      TRANSITION
                                        PERIOD
                                         ENDED
                                        JANUARY 31,     YEARS ENDED JUNE 30,
                                                      -------------------------
                                          1998           1997         1996
                                          ----           ----         ----
      Land                            $   521,465       521,465      521,465
      Building                          1,119,605     1,119,605    1,119,605
      Furniture and equipment           8,708,705     8,222,690    8,545,945
      Leasehold improvements           16,345,129    15,363,402   14,494,852
      Display fixtures                  5,999,650     5,358,234    5,049,940
      Vehicles                            959,768       920,585      949,168
                                        ---------    ----------   ----------
                                       33,654,322    31,505,981   30,680,975
      Less accumulated depreciation    19,677,138    17,838,896   16,733,001
                                       ----------    ----------   ----------
      Property and equipment, net     $13,977,184    13,667,085   13,947,974
                                      ===========    ==========   ==========

      Depreciation expense, including amortization of capital leases, for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997, 1996 and 1995, approximated $1,838,000, $3,004,000,
      $3,064,000, and $3,161,000, respectively.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)   DEBT

      (A)  REVOLVING CREDIT FACILITY

           Effective as of December 8, 1997, the Company amended and extended its revolving line of credit facility with its existing lender through July 31, 2001. The terms of the agreement were amended to allow the Company to borrow, repay, and reborrow, based upon a borrowing base equal to the lesser of 70 percent of eligible inventory (as defined) at cost or 55 percent of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1 percent and allows for a LIBOR pricing option for one-, two-, three- or six-month periods at 2.5 percent over the corresponding LIBOR rate for the respective period.The interest rate is eligible for a .25 percent reduction in 1998 and 1999 provided certain conditions are met. The Company pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375 percent per annum. The Company paid a closing fee of $45,000 and is obligated to an additional commitment fee of $50,000 per annum beginning December 8, 1998.

           The amended loan and security agreement contains various affirmative and negative covenants requiring the Company to maintain a quarterly ratio of current assets to current liabilities of not less than 1.05 to 1.0 and maintain working capital of at least $3,500,000. In addition, cumulative net losses from and after October 1, 1997 may not exceed $4,000,000. The amended loan and security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments, and prohibits cash dividends and the repurchase of capital stock.

           Borrowings under the revolving credit facility are collateralized by the Company's assets, including depository accounts, receivables, inventory, property and equipment and intangible assets.

           The effective interest rate on the outstanding loan balance under the financing arrangement in effect as of January 31, 1998 was 12.3 percent and as of June 30, 1997 and 1996 was 11.5 percent and 12.6 percent, respectively.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (B)  LONG-TERM DEBT

           Long-term debt consists of the following:

                                                TRANSITION
                                                  PERIOD
                                                   ENDED
                                                JANUARY 31,      YEARS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                   1998        1997      1996
                                                   ----        ----      ----
           Promissory note                      $ 209,873     296,919   436,539
           Mortgage note                          436,630     449,083   470,431
                                                  -------     -------   -------
                   Total                          646,503     746,002   906,970

           Less current maturities                593,020     171,478   161,406
                                                  -------     -------   -------
           Long-term debt, excluding current
            maturities                          $  53,483     574,524   745,564
                                                  =======     =======   =======

           The promissory note is payable in 60-equal monthly installments due May 1999 based upon a short-term commercial paper rate plus 2.6 percent. The Company has the option to convert to a fixed interest rate loan based on certain Treasury note rates tied to the then-remaining term of the loan plus 3.1 percent. The promissory note is secured by certain computer equipment with a net book value of approximately $27,000 as of January 31, 1998.

           The mortgage note is payable in monthly installments of $1,779, including interest at the lender's prime rate plus .5 percent, with a balloon payment of approximately $428,000 due July 12, 1998. The loan is secured by land, building and improvements with a net book value of approximately $827,000 as of January 31, 1998.

           The aggregate maturities of long-term debt for each of the years subsequent to January 31, 1998 are as follows:

                            YEARS ENDED               AMOUNT
                            -----------               ------
                                1999               $  593,020
                                2000                   53,483

      (C)  LETTERS OF CREDIT

           The Company has standby letters of credit, in the aggregate of approximately $885,000, maturing at various dates through April 1999, primarily supporting self-insurance reserves. The letters of credit were not drawn upon as of January 31, 1998.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   INCOME TAXES

      The components of the provision for income taxes (benefit) are as follows:

                            TRANSITION
                              PERIOD
                              ENDED
                            JANUARY 31,          YEARS ENDED JUNE 30,
                                           ----------------------------------
                               1998           1997       1996        1995
                               ----           ----       ----        ----
      Current:
         Federal           $  985,972     (231,000)  (1,217,437)     89,702
         State                   -            -            -         43,615
                             --------      -------    ---------      ------
                              985,972     (231,000)  (1,217,437)    133,317
      Deferred                189,028      620,000      731,437    (285,157)
                            ---------      -------    ---------     -------

              Total        $1,175,000      389,000     (486,000)   (151,840)
                           ==========      =======    =========     =======


      The provision for deferred income taxes (benefit) consists of the following:

                                     TRANSITION
                                       PERIOD
                                       ENDED
                                     JANUARY 31,        YEARS ENDED JUNE 30,
                                                   -----------------------------
                                       1998          1997       1996       1995
                                       ----          ----       ----       ----
      Allowance for doubtful        $   (8,630)     90,304    (33,546)    (5,682)
         accounts
      Inventory adjustments           (427,154)    155,618   (101,424)   (47,414)
      Preopening expenses                 -           -       (54,814)    60,667
      Prepaid expenses                 (79,994)     60,601     44,373   (196,849)
      Accelerated depreciation        (547,581)   (204,601)  (222,001)  (246,477)
      Accrued rent expense              74,873      (8,433)    54,733   (106,449)
      Provision for warranty
         redemption                    236,906      40,836    (20,902)    26,049
      Deferred tax valuation
         allowance                     804,358     349,000  1,080,426     20,000
      Other                            136,250     136,675    (15,408)   210,998
                                       -------     -------   --------    -------
            Total                   $  189,028     620,000    731,437   (285,157)
                                       =======     =======   =========   =======

                                                                     (Continued)

                      SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows:


                                             TRANSITION
                                               PERIOD
                                                ENDED
                                             JANUARY 31,     YEARS ENDED JUNE 30,
                                                          ----------------------------
                                                1998        1997     1996     1995
                                                ----        ----     ----     ----
      Statutory income tax rate                  34.0%     (34.0)   (34.0)   (34.0)
      Effect of state taxes                       -           -        -       (.2)
      Reserve for tax examination               276.0       41.5      -        -
      Provision for valuation allowance         201.0       72.6     22.9      1.4
      Nondeductible expenses                     25.0         .7       .8      8.8
                                                -----       ----     ----     ----

            Effective income tax rate           536.0%      80.8    (10.3)   (24.0)
                                                =====       ====     ====     ====


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                             TRANSITION
                                               PERIOD
                                                ENDED
                                             JANUARY 31,   YEARS ENDED JUNE 30,
                                                          ------------------------
                                                1998         1997        1996
                                                ----         ----        ----
         Allowance for doubtful accounts    $   130,580      121,950     212,261
         Inventory adjustments                  348,595      (78,559)     77,052
         Prepaid advertising                    (45,850)     (69,467)    (48,003)
         Prepaid insurance                      (10,445)     (74,104)    (34,972)
         Accelerated depreciation               779,821      232,240      93,845
         Deferred gain on sale                   42,545       49,260      51,790
         Accrued rent expense                   750,495      825,368     816,934
         Accrued insurance                       54,797       62,079      81,593
         Legal settlement expense                10,389       28,064      29,755
         Provision for warranty redemption      431,929      668,835     709,671
         Other                                  (51,792)      60,068     106,808
         Deferred tax valuation allowance    (2,441,064)  (1,636,706) (1,287,706)
                                              ---------    ---------   ---------

               Total                        $      -         189,028     809,028
                                               ========   ==========  ==========


      SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." A valuation allowance has been established to the extent future deductible amounts cannot be recovered through federal income taxes paid within the statutory carryback period. The valuation allowance for deferred tax assets as of January 31, 1998 and June 30, 1997 and 1996 was $2,441,064, $1,636,706 and $1,287,706, respectively. The net change in the total valuation allowance for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996 was an increase of $804,358, $349,000 and $1,080,426, respectively.

                                                                     (Continued)

                      SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(6)   SHAREHOLDERS' EQUITY

      (A)  SHAREHOLDER RIGHTS PLAN

           In May 1997, the board of directors adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. Each Right has an initial exercise price of $12 for one share of common stock. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of common stock having a market value equal to twice the exercise price of the Right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors. The Rights will expire on May 4, 2007. As of January 31, 1998, 3,728,894 Rights were outstanding.

      (B)  STOCK OPTION PLAN

           The Company has a stock option plan (the "Plan") which provides for the issuance of either incentive stock options or non-qualified stock options. Under the Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price of incentive stock options shall not be less than the fair-market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair-market value per share on the date of grant. For the transition period ended January 31, 1998 and for each of the fiscal years ended June 30, 1997, 1996 and 1995, the option price represents the fair-market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the stock option plan after November 10, 2001.

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

                                                                     (Continued)

                      SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           On April 29, 1997, the Company issued 412,500 stock options at an exercise price of $1.89 per share. These options vest in increments of one third upon attainment of a market price of the Company's common stock at $4.00, $5.00 and $6.50. These options are also subject to full vesting on the earlier to occur of April 29, 2001 or a change in control (as defined) of the Company. These options have a term of five years expiring April 28, 2002. In addition, the Company granted 5,000 warrants to purchase common stock to each of three non-employee directors of the Company subject to the same exercise price and vesting terms as the options issued on April 29, 1997. In addition, stock options to purchase 35,000 shares of common stock, previously granted to a director at an exercise price of $5.96 per share for 15,000 shares and $6.29 per share for 20,000 shares, were canceled and reissued by the Company and subject to the same exercise price and vesting terms as the options issued on April 29, 1997.

           Changes in stock options outstanding are as follows:

                                                                   WEIGHTED-AVERAGE
                                           NUMBER OF                  EXERCISE
                                            SHARES         PRICE        PRICE
            Outstanding, June 30, 1994      155,000     $4.20-10.48     5.86
               Granted                       45,000      5.96           5.96
               Exercised                       -            -            -
               Canceled                     (58,500)     4.20-10.48     5.47
                                           --------
            Outstanding, June 30, 1995      141,500      5.45-9.27      6.07
               Granted                      147,500      1.70-6.29      2.79
               Exercised                       -                         -
               Canceled                     (69,000)     5.45-9.27      6.08
                                           --------
            Outstanding, June 30, 1996      220,000      1.70-7.27      3.87
               Granted                      553,500      1.69-1.89      1.85
               Exercised                       -                         -
               Canceled                    (104,500)     5.45-7.27      6.12
                                           --------
            Outstanding, June 30, 1997      669,000      1.69-4.76      2.04
               Granted                         -                         -
               Exercised                       -                         -
               Canceled                     (18,000)     1.77-4.76      2.34
                                           --------
            Outstanding, January 31, 1998   651,000     $1.69-1.89      1.83
                                           ========
               Exercisable                  213,500
                                           ========
               Available for future grants   38,000
                                           ========

           The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair

                                                                     (Continued)

                     SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts approximated:


                                               1998         1997         1996
                                               ----         ----         ----
            Net loss:       As reported    $  (956,000)  $(871,000)  $(4,227,000)
                                             =========     =======     =========
                            Pro forma      $(1,131,000)  $(891,000)  $(4,227,000)
                                             =========     =======     =========
            Loss per share: As reported    $      (.26)  $    (.23)  $     (1.13)
                                             =========     =======     =========
                            Pro forma      $      (.30)  $    (.24)  $     (1.13)
                                             =========     =======     =========


           Pro forma net income reflects only options granted in 1997 and 1996. There were no options granted during the transition period. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

           The fair value of each options' grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          1997          1996
                                                          ----          ----
             Expected dividend yield                        -            -
             Expected stock price volatility              1.01          1.01
             Risk-free interest rate                     5.9-6.1%      5.1-5.8%
             Expected life of options                    3 years       3 years

           As of June 30, 1997 and 1996, the weighted average fair value of options granted during the fiscal year was $1.15 and $1.03, respectively. There were no options granted during the transition period.

           As of January 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 to $1.89 and 3.9 years, respectively.

           As of January 31, 1998 and June 30, 1997 and 1996, the number of options exercisable was 213,500, 221,500 and 220,000, respectively, and the weighted-average exercise price of those options was $1.72, $1.76 and $3.87, respectively.

      (C)  SHAREHOLDERS' EQUITY

           During fiscal year 1995, the Company issued 306,335 warrants to purchase common stock of the Company in connection with the settlement of two shareholder class action suits filed in 1992. The warrants are exercisable through June 14, 1999, and each warrant is exercisable into one share of common stock at an exercise price of $8.70 per share. No options have been exercised as of January 31, 1998.

                                                                     (Continued)

                    SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)   EMPLOYEE BENEFIT PLANS

      (A)  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

           Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. No contributions were made in transition period ended January 31, 1998 or fiscal years ended June 30, 1997, 1996 or 1995.

      (B)  RETIREMENT SAVINGS PLANS

           The Company offers a 401(k) savings and investment plan (the "401(k) Plan") to employees who meet certain eligibility requirements such as one year of service, 1,000 hours worked during the year and age of 21 years. The Company makes matching contributions to the 401(k) Plan up to a maximum percentage of each participating employee's annual investment. Matching and discretionary contributions to the 401(k) Plan are authorized by the Company's board of directors. Contributions for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997, 1996 and 1995 approximated $0, $215,000, $232,000 and $159,000, respectively.

(8)   PROVISIONS FOR DISPOSAL OF INVENTORY AND ASSET IMPAIRMENT

      During fiscal year 1996, the Company eliminated personal computers and related accessories from its product line. In December 1995, the Company recorded a $1,500,000 provision to write down its remaining personal computer and related accessories inventory to estimated net realizable value and to recognize expenses associated with the sale and disposal. The provision for loss was included in cost of goods sold.

      During fiscal year 1995, the Company was unable to successfully complete the implementation of a new management information system and recorded a provision of $400,000 for loss on impairment of these assets.

(9)   LEASES

      The Company is obligated under a number of operating leases for retail store space, distribution and installation centers and certain property and equipment, which expire at various dates through 2014. The retail store leases generally contain provisions for increases based on the Consumer Price Index and contain options for periods of up to 15 years to renew at the then fair rental value.

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

                                                                     (Continued)

                    SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Property under capital lease includes the following amounts in the accompanying consolidated financial statements:

                                           TRANSITION
                                          PERIOD ENDED
                                           JANUARY 31,    YEARS ENDED JUNE 30,
                                                          --------------------
                                             1998           1997       1996
                                             ----           ----       ----

           Building                      $  685,000        685,000    685,000
           Furniture and equipment          142,900        142,900    142,900
                                            -------        -------    -------
                                            827,900        827,900    827,900
           Less accumulated
             depreciation                   175,180        142,910     87,590
                                            -------        -------    -------
                                         $  652,720        684,990    740,310
                                            =======        =======    =======

      Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including option periods) as of January 31, 1998 and the capital lease payments are as follows:

                                                         CAPITAL     OPERATING
                       YEAR ENDED                         LEASE        LEASES

                           1999                       $   162,396  $  5,906,044
                           2000                           162,396     5,316,608
                           2001                           162,396     5,126,694
                           2002                           162,396     4,874,849
                           2003                           162,396     4,490,719
                        Thereafter                      1,921,686    20,433,137
                                                        ---------    ----------
                Total minimum lease payments            2,733,666  $ 46,148,051
                                                                     ==========

           Less amounts representing interest
             (at an effective interest rate of
              approximately 19%)                        1,921,340
                                                        ---------
                Present value of minimum
                   capital lease payments                 812,326

           Less current installments of
              obligations under capital lease               7,213
                                                        ---------
                Obligations under capital
                   lease, excluding current
                   installments                       $   805,113
                                                      ===========

      The Company opened a specialty store in Aventura, Florida in February 1998. The future minimum annual lease payments are included in the table above.

                                                                     (Continued)

                    SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Total rental expense under the noncancelable operating leases for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997, 1996 and 1995, was approximately $3,981,000, $6,542,000,
      $6,058,000, and $6,123,000, respectively.

(10)  ACCRUED LIABILITIES

      Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free-rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis. The base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheets. As of January 31, 1998 and June 30, 1997 and 1996, the recorded liability for accrued rent was approximately $2,207,000, $2,174,000 and $2,148,000, respectively.

      Included in accrued liabilities as of January 31, 1998 and June 30, 1997 and 1996 are approximately $3,080,000, $2,159,000 and $2,637,000, respectively, of customer deposits on future sales orders.

(11)  COMMITMENT AND CONTINGENCIES

      (A)  EMPLOYMENT AGREEMENTS

           Two of the Company's officers have employment agreements, which provided for aggregate base salaries of $360,000 for the transition period ended January 31, 1998 and $611,050 for each of the fiscal years ended June 30, 1997, 1996, and 1995. These agreements have been extended through June 30, 1998 under the same terms as the original agreement.

      (B)  SEVERANCE AGREEMENTS

           The Company has entered into agreements with corporate officers and certain other key employees that provide severance pay benefits under certain conditions if there is a change in control (as defined) of the Company.

                                                                     (Continued)

                        SOUND ADVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (C)  BONUS PLAN

           During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the board of directors. For the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997, 1996 and 1995, no bonus amounts were earned under the plan.

      (D)  OTHER

           The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT      CHARGED TO           OTHER
                                              BEGINNING OF     COSTS AND          CHANGES ADD      BALANCE AT
            DESCRIPTION                           YEAR          EXPENSES           (DEDUCT)        END OF YEAR
            -----------                      -------------     ----------         -----------      -----------
Allowance for doubtful accounts:
      January 31, 1998                       $     286,400      226,600            (128,900) (A)      384,100
                                             =============      =======            ========         =========
      June 30, 1997                          $     572,000      410,152            (695,752) (A)      286,400
                                             =============      =======            ========         =========
      June 30, 1996                          $     470,000      722,000            (620,000) (A)      572,000
                                             =============      =======            ========         =========
      June 30, 1995                          $     460,000      380,474            (370,474) (A)      470,000
                                             =============      =======            ========         =========
Allowance for redemption of
   extended service warranty
   contracts:
      January 31, 1998                       $   1,771,815         -               (501,437) (B)    1,270,378
                                             =============      =======            ========         =========
      June 30, 1997                          $   1,891,920         -               (120,105) (B)     1,771,815
                                             =============      =======            ========         =========
      June 30, 1996                          $   1,830,445       61,475 (B)            -             1,891,920
                                             =============      =======            ========         =========
      June 30, 1995                          $   1,761,222       69,223 (B)            -             1,830,445
                                             =============      =======            ========         =========
Allowance for inventory
   obsolescence:
      January 31, 1998                       $     700,000         -                   -              700,000
                                             =============      =======            ========         =========
      June 30, 1997                          $     830,000         -               (130,000) (C)       700,000
                                             =============      =======            ========         =========
      June 30, 1996                          $     600,000      230,000 (C), (D)       -               830,000
                                             =============      =======            ========         =========
      June 30, 1995                          $     273,000      327,000 (D)            -               600,000
                                             =============      =======            ========         =========

(A) Amounts represent write-off of uncollectible receivables.

(B) Amounts represent net change between beginning of period and end of period balances.

(C) Amounts represent provision and disposition of personal computer and related accessory inventories.

(D) Amounts represent general obsolescence.

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                           Annual Report Pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the Transition Period Ended                           Commission File Number
      January 31, 1998                                           0-15194

                       ----------------------------------



                               SOUND ADVICE, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------



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

          Amendment Number One to Loan and Security Agreement dated as of
          December 8, 1997 between Registrant and Foothill Capital Corporation
          (incorporated by reference from the Registrant's Quarterly Report on form 10-Q for the quarter ended December 31, 1997, Exhibit 10.1,
          File No. 0-15194)




EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------



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

10.4*     Sound Advice, Inc. Employee Stock Ownership Plan and Trust, made
          January 15, 1990, between the Registrant and Peter Beshouri, Michael
          Blumberg, Gregory Sturgis, Joseph Piccirilli and Jacob E. Farkas, the trustees (incorporated by reference from the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1990, Exhibit
          10.2, File No. 0-15194), First Amendment to the Sound Advice, Inc.
          Employee Stock Ownership Plan and Trust, dated as of December 23, 1992
          (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, Exhibit 10.2, File
          No. 0-15194), Second Amendment to the Sound Advice, Inc. Employee
          Stock Ownership Plan and Trust, dated as of July 9, 1993 (incorporated by



EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------

          reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10.15, File No. 0-15194) and
          Third Amendment to the Sound Advice, Inc. Employee Stock Ownership
          Plan and Trust, dated as of December 30, 1994 (incorporated by reference from the Registrant=s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Exhibit 10.9, File No. 0-15194)

10.5* Employment Agreements, dated June 30, 1986, between Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Exhibit 10.26, File No. 33-5942), First
          Amendments to Employment Agreements, both dated as of May 20, 1989, between the Registrant and each of Peter Beshouri and Michael Blumberg
          (incorporated by reference from Registration Statement No. 33-28745,
          Exhibit 10.20, filed May 16, 1989), Second Amendments to Employment
          Agreements, both dated as of October 27, 1989, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989, Exhibit 10.2, File No. 0-15194),
          Third Amendments to Employment Agreements, both dated as of July 1,
          1992, between the Registrant and each of Peter Beshouri and Michael
          Blumberg (incorporated by reference from the Registrant's Annual
          Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit
          10.15, File No. 0-15194), Fourth Amendments to Employment Agreements, both dated as of July 1, 1993, between the Registrant and each of Peter




EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------

          Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June
          30, 1993, Exhibit 10.16, File No. 0-15194), Fifth Amendments to
          Employment Agreements, both effective as of July 1, 1994, between the Registrant and each of Peter Beshouri and Michael Blumberg
          (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, Exhibit 10.2, File
          No. 0-15194), Sixth Amendments to Employment Agreements, both effective as of July 1, 1995, between the Registrant and each of Peter
          Beshouri and Michael Blumberg (incorporated by reference from the Registrant=s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995, Exhibit 10.1, File No. 0-15194), Seventh
          Amendments to Employment Agreements, both effective as of July 1, 1996, between the Registrant and each of Peter Beshouri and Michael
          Blumberg (incorporated by reference from the Registrant's Annual
          Report on Form 10-K for the fiscal year ended June 30, 1996, Exhibit
          10.8, File No. 0-15194), and Eighth Amendment(s) to Employment
          Agreements, both dated as of May 24, 1997, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Exhibit 10.2, File No. 0-15194)

10.6* Form of Agreement entered into as of May 1, 1997, between the Registrant and each of two executive officers of the Registrant
          (Kenneth L. Danielson and Christopher P. O'Neil) and




EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------

          twelve other employees of the Registrant relating to the making of a severance payment (two years gross wages for the executive officers and six months gross wages for the other employees) under certain circumstances upon a change of control (as defined) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Exhibit 10.6, File No. 0-15194)

10.7      Associate Agreement, dated March 1, 1986 between the Registrant and
          Progressive Retailers Organization, Inc. ("PRO"), together with PRO
          Policy and Procedure Manual (incorporated by reference from Amendment
          No. 1 to Registration Statement No. 33-5942, Exhibit 10.28, filed June
          24, 1986)

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



EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------

          to Dealer Agreement, dated January 1, 1995, between McCaw and the
          Registrant (incorporated by reference from the Registrant=s Annual
          Report on Form 10-K for the fiscal year ended June 30, 1995, Exhibit
          10.14, File No. 0-15194)

10.11     Form of Warrant to Purchase 5,000 Shares of Common Stock of Sound
          Advice, Inc. entered into as of April 29, 1997, by the Registrant with and in favor of each of Gregory Sturgis, Richard W. McEwen and Herbert
          A. Leeds, who are directors of the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Eshibit 10.11, File No. 0-15194)

10.12     Credit Card Program Agreement, dated August 12, 1992, between Monogram
          Credit Card Bank of Georgia ("Monogram") and the Registrant
          (incorporated by reference from the Registrant's Annual Report on Form
          10-K for the fiscal year ended June 30, 1992, Exhibit 10.29, File No.
          0-15194), together with Amendment thereto, dated June 14, 1996, between Monogram and Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June
          30, 1996, Exhibit 10.14, File No. 0-15194)

10.13     Sales Agreement, dated August 10, 1989, between Progressive Casualty
          Insurance Company and the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 30, 1992, Exhibit 10.32, File No. 0-15194)




EXHIBIT                                                                                    SEQUENTIAL
  NO.                                                                                       PAGE NO.
-------                                                                                    ----------

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

----------

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.