Form 10-K/A
period 1998-01-31
SOUND ADVICE INC
filed 1998-05-29
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A (FIRST)

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 Title of class

                         ------------------------------

                          COMMON STOCK PURCHASE RIGHTS
                                 Title of class

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 17,1998 BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON APRIL 17, 1998, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $11,885,000.

         THE REGISTRANT HAD 3,728,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF APRIL 17, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Items 10, 11, 12 and 13 of Part III of the Transition Report on Form 10-K for the seven months ended January 31, 1998(the "Report") of Sound Advice, Inc. (the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REGISTRANT'S DIRECTORS

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                                              DIRECTOR
NAME                                AGE     POSITION(S) WITH THE REGISTRANT                    SINCE
----                                ---     -------------------------------                    -----

Peter Beshouri                       43     Chairman of the Board, President                    1982
                                              and Chief Executive Officer

Michael Blumberg                     49     Director, Senior Vice President,                    1974
                                              and Secretary

Gregory Sturgis 1                    46     Director                                            1974

G. Kay Griffith 1,2                  53     Director                                            1992

Herbert A. Leeds 2                   81     Director                                            1996

William F. Hagerty IV 1,2            38     Director                                            1998

----------

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

         GREGORY STURGIS, a founder of the Registrant, had been an executive officer of the Registrant from its inception until June 30, 1989, including holding the position of Vice President-Planning and Development. Effective June 30, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. In February 1998, Mr. Sturgis was appointed a member of the Audit Committee. Since leaving the Registrant, Mr. Sturgis has provided consulting services to companies in the marine industry, as well as performing consulting services for the Registrant. Mr. Sturgis is also currently the President of the Serpentine Group, which is in the yacht sales business.

         G. KAY GRIFFITH was elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992, joined the Registrant as an employee in May 1993 and served as Executive Vice President and Chief Administrative Officer of the Registrant from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of the The G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. Since forming such firm, Ms. Griffith has performed consulting services for the Registrant. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive. Among her career highlights, Ms. Griffith was presented the Women in Business and Industry Award by the Dade County YWCA in 1986. She was also awarded the American Free Enterprise Medal by the Palm Beach Atlantic College in 1988. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         HERBERT A. LEEDS was elected a director of the Registrant in April 1996 and was appointed a member of its Stock Option Committee in January 1997. Mr. Leeds served as a member of the Audit Committee from May 1996 to February 1998. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         WILLIAM F. HAGERTY, IV was elected a director of the Registrant in February 1998 and appointed a member of its Audit Committee. Mr. Hagerty has been a principal of Hagerty, Peterson & Company, LLC, a private equity investment firm based in Washington, D.C. since 1996. In addition, since August 1996 Mr. Hagerty has been the Vice Chairman of National Electronics Warranty Corporation, an administrator of warranty programs based in Sterling, Virginia primarily engaged in the sale of product warranty contracts and through which administrator the Company offers its customers extended warranty contracts for most of the Registrant's products. From 1994 to present, Mr. Hagerty has been a principal of the Management Advisory Group, a Washington, D.C. based consulting firm which is a wholly-owned subsidiary of Hagerty, Peterson & Company, LLC. During 1993 and 1994, Mr. Hagerty was affiliated with Trident Capital, L.P. , a private equity investment firm based in Chicago, Illinois. During the Bush Administration (1991-1993), Mr. Hagerty served in the White House as the Chief Economist of the President's Council on Competitiveness. From 1984 to 1991, he was a management consultant with the Boston Consulting Group serving as the senior expatriate in its Tokyo office with responsibility for all of such firm's international activities in Japan. Mr. Hagerty has an economics degree from Vanderbilt Law School where he was elected to Law Review and served as an Associate Editor.

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

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Form 5's were required when applicable, the Registrant believes that during the transition period ended January 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other executive officers of the Registrant during the seven months ended January 31, 1998 for services in all capacities.

                                        ANNUAL COMPENSATION (1)                  LONG TERM COMPENSATION
                           ------------------------------------------------      -----------------------
NAME AND PRINCIPAL         FISCAL                                                     SECURITIES                ALL OTHER
POSITION                   YEAR             SALARY ($)        BONUS ($)(2)        UNDERLYING OPTIONS (#)(3)    COMPENSATION ($)(4)
------------------------------------------------------------------------------------------------------------------------------------
Peter Beshouri             1998*             189,005               0                       0                          0
 Chairman, President       1997              324,008               0                 105,000(5)                       0
 and CEO                   1996              324,008               0                       0                          0
                           1995              324,008               0                       0                          0

Michael Blumberg           1998*             171,504               0                       0                          0
 Senior Vice               1997              294,008               0                  90,000(5)                       0
 President                 1996              294,008               0                       0                          0
                           1995              294,008               0                       0                          0

Christopher O'Neil         1998*              87,500               0                       0                      4,900(7)
 Executive Vice            1997              150,000               0                 101,000(5)(6)                8,367(7)
 President and Chief       1996              150,000               0                  30,000(8)                   8,268(7)
 Operating Officer         1995              150,000               0                  15,000(8)                   8,268(7)

Kenneth L. Danielson       1998*              93,333               0                       0                          0
 Chief Financial and       1997              160,000               0                 110,000(5)(9)                    0
 Accounting Officer        1996              160,000               0                  30,000(8)                       0
 and Treasurer             1995              160,000               0                  15,000(8)                       0

         * Seven month transition period ended January 31, 1998
         -----------------

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

         (2) In fiscal year 1995, the Registrant's Board of Directors adopted an annual incentive bonus plan for four categories of the Registrant's employees (two of which categories were the CEO and other executive officers) based upon the annual operating performance of the Registrant. The percentage of the targeted bonus award to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. In the seven month transition period ended January 31, 1998 and fiscal years 1995, 1996 and 1997, no bonuses were earned under such plan.

(3) These currently represent incentive stock options or non- qualified stock options issued pursuant to the Registrant's 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plan"). See footnotes (5), (6), (8) and (9) hereinbelow and footnote (4) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") for all of its employees which holds shares of the Registrant's Common Stock. The Registrant made no contribution to the ESOP during the transition period ended January 31, 1998 and the fiscal years ended June 30, 1995, 1996 and 1997. However, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, (a) with respect to the fiscal year ended June 30, 1995, Mr. Beshouri was allocated 1.691 additional shares, Mr. Blumberg was allocated 1.690 additional shares and Mr. O'Neil was allocated 1.077 additional shares, and (b) with respect to the fiscal year ended June 30, 1996, Mr. Beshouri was allocated 53.335 additional shares, Mr. Blumberg was allocated 53.337 additional shares, Mr. O'Neil was allocated 34.326 additional shares and Mr. Danielson was allocated .983 shares, which represent all of Mr. Danielson's shares held by the ESOP. There were no further reallocations to employee accounts for the fiscal year ended June 30, 1997. See footnote (3) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.

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

(7) This sum represents the aggregate amount of a monthly automobile allowance paid during the seven month transition period ended January 31, 1998 and fiscal years 1995, 1996 and 1997.

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

         OPTION GRANTS IN THE TRANSITION PERIOD ENDING JANUARY 31, 1998

         There were no options granted to any of the named executive officers during the seven month transition period ended January 31, 1998.

              AGGREGATE OPTION EXERCISES IN 1998 TRANSITION PERIOD
                  AND 1998 TRANSITION PERIOD-END OPTION VALUES


         The following table provides information as to options exercised by each of the named executives of the Registrant during the transition period ended January 31, 1998, and the value of unexercised options held by such executive officers at the Registrant's fiscal year-end measured in terms of the closing market price of the Registrant's stock on January 30, 1998 (the last business day of the seven month transition period ended January 31, 1998).


                                                                             NUMBER OF  SECURITIES         VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                                             OPTIONS AT JAN.98(#)          AT JAN. 98 ($)(2)
                       SHARES ACQUIRED                                       EXERCISABLE(E)/               EXERCISABLE(E)/
NAME                   ON EXERCISE (#)             VALUE REALIZED ($)        UNEXERCISABLE(U)(1)           UNEXERCISABLE(U)(1)
-------------------------------------------------------------------------------------------------------------------------------

Peter Beshouri                0                           0                       30,000(E)                       0(E)
                                                                                  75,000(U)                       0(U)

Michael Blumberg              0                           0                       15,000(E)                       0(E)
                                                                                  75,000(U)                       0(U)

Christopher O'Neil            0                           0                       56,000(E)                       0(E)
                                                                                  75,000(U)                       0(U)

Kenneth L. Danielson          0                           0                       65,000(E)                       0(E)
                                                                                  75,000(U)                       0(U)

----------
         (1)      See footnote (5) to Summary Compensation Table hereinabove.

         (2) The closing market price of the Registrant's Common Stock on the NASDAQ National Market on January 30, 1998 (the last business day of the Registrant's seven month transition period) was $1.188.

EMPLOYMENT AGREEMENTS

         During the seven month transition period ended January 31, 1998 and the 1997 fiscal year, Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1997 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each such employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1998, such employment agreements were again extended for an additional one year term (currently until June 30, 1999) on the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to each of them for the Registrant's current fiscal year will be the same as they were entitled to receive for the fiscal year ended June 30, 1997. Under the latest one-year extension of the employment agreements, each of Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

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

SEVERANCE AGREEMENTS

         In May 1997, the Registrant entered into severance agreements with each of Christopher O'Neil, the Registrant's Executive Vice President and Chief Operating Officer, and Kenneth L. Danielson, the Registrant's Chief Financial and Accounting Officer and Treasurer, as well as other non-executive officer employees of the Registrant. In March of 1998 these agreements were extended for a one year period and two additional non-executive officer employees were added. The severance agreement for each of Messrs. O'Neil and Danielson provides that, in the event that prior to the expiration of its one year term (April 30, 1999) a change in control (as defined) occurs and such executive officer remains an employee of the Registrant until the later to occur of the closing date or effective date of the change in control (a "Change in Control Date") unless such executive officer is terminated prior to such date other than for cause (as defined), such executive officer shall be entitled to be paid in one lump sum a severance payment (in addition to any other compensation then owed) equal to two times the gross wages paid to such executive officer during the twelve months immediately preceding the month in which the Change in Control Date occurs. Such severance payment is not owed, however, in the event that such executive officer is offered on or prior to the Change in Control Date to continue as an employee of the Registrant or its successor in substantially the same position then held and such executive officer receives a written agreement from the Registrant or its successor to the effect that, in the event that such executive officer is terminated without cause within one year after the Change in Control Date, he shall be paid the severance payment in one lump sum on the date of termination.

DIRECTORS COMPENSATION

         Directors who are also officers or employees of the Registrant are not paid additional compensation for acting as a director of the Registrant. The Registrant has established a standard arrangement for compensating directors who are not officers or employees of the Registrant for services provided in such person's capacity as a director. Effective January 1, 1998, each such outside director receives a fee of $5,000 on a quarterly basis for serving as a director of the Registrant, as well as reimbursement of any out-of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any such meeting. As compensation for their service on the Registrant's Special Projects Committee, G. Kay Griffith, Herbert A. Leeds and Richard W. McEwen (who is currently a former director) received $15,000, $10,000 and $10,000, respectively. In fiscal year 1997, the Registrant granted or reissued certain stock options or warrants to its outside directors as a form of additional incentive compensation for them acting as a director of the Registrant as follows: (i) G. Kay Griffith was reissued non-qualified stock options to purchase 35,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002 in exchange for the cancellation of stock options covering 35,000 shares previously granted to her at exercise prices of $5.96 per share (15,000 shares) and $6.29 per share (20,000 shares); (ii) G. Kay Griffith was also granted an additional stock option covering 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002; and (iii) Gregory Sturgis, Richard W. McEwen and Herbert A. Leeds were each granted a warrant to purchase 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002. For a description of the Vesting Terms, see footnote (5) to Summary Compensation Table hereinabove. See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Since during the seven month transition period ended January 31, 1998 and the fiscal year ended June 30, 1997, the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri and Michael Blumberg, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the one-year renewals of the employment agreements of Messrs. Beshouri and Blumberg on the terms as discussed in "Employment Agreements" hereinabove. Furthermore, Messrs. Sturgis, McEwen(currently a former Director) and Leeds, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the granting by the Registrant of warrants to purchase 5,000 shares of Common Stock to each of them on the terms as discussed in "Directors Compensation" hereinabove.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of May 22, 1998, by
(i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors and nominees for director who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its executive officers other than the CEO who were serving as executive officers at the end of transition period ended January 31, 1998; and (iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

         NAME AND ADDRESS                                  SHARES BENEFICIALLY OWNED
                OF                                         -------------------------
         BENEFICIAL OWNER                              NUMBER                      PERCENTAGE
         ----------------                              ------                      ----------

Peter Beshouri (1) .....................              381,060.8 (2)(3)(4)            10.14% (2)(3)(4)
FMR Corp. (5)(6) .......................              362,800.0 (6)                   9.73% (6)
Michael Blumberg (1)....................              361,910.8 (2)(3)(4)             9.67% (2)(3)(4)
Dimensional Fund Advisors
 Inc. (5)(7) ...........................              218,747.0 (7)                   5.87% (7)
Joseph Piccirilli (1) ..................              210,467.5 (2)                   5.64% (2)
Gregory Sturgis (1) ....................              150,467.5 (2)(4)                4.04% (2)(4)
Kenneth L. Danielson (1) ...............              117,001.0 (3)(4)                3.08% (3)(4)
Christopher O'Neil (1)..................               62,373.5 (3)(4)                1.65% (3)(4)
William F. Hagerty, IV (8)(9)...........               43,100.0 (4)                   1.16% (4)
G. Kay Griffith (10)....................                1,000.0 (4)                    .03% (4)
Herbert A. Leeds (11)...................                      0 (4)                    ---  (4)
All directors and executive officers
 as a group (eight persons including
 certain of those listed above) (2)(3)(4)....       1,116,913.6                     28.68%

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

(2)      See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(3) Includes such person's or members' of the group vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or members' of the group partici pation in the Registrant's ESOP based upon the latest available annual report of the ESOP for the transition period ended January 31, 1998. Based on such annual report, Mr. Beshouri had 593.333 vested shares, Mr. Blumberg had 593.336 vested shares, Mr. Danielson had .983 vested shares and

         Mr. O'Neil had 373.462 vested shares, and all current directors and executive officers as a group had 1,561.114 vested shares.

(4)      Includes (as applicable) immediately exercisable stock options held by:
         (i) Mr. Beshouri for 30,000 shares of Common Stock at an exercise price of $1.69 per share; (ii) Mr. Blumberg for 15,000 shares of Common Stock at an exercise price of $1.69 per share; (iii) Mr. Danielson for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share and for 35,000 shares at an exercise price of $1.69 per share; and (iv) Mr. O'Neil for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share and for 26,000 shares at an exercise price of $1.69 per share. Does not include stock options or warrants held by officers or directors which are not currently exercisable within 60 days of May 22, 1998. See "ITEM 11 EXECUTIVE COMPENSATION. - Executive Compensation Tables" and " - Directors Compensation."

(5) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1997 and, accordingly, may not reflect their respective holdings as of the date of this report.

(6) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor located at the same address as FMR Corp., is deemed to be the beneficial owner of 374,005 shares of Common Stock, with respect to which shares it has sole dispositive power, as a result of acting as an investment advisor to various registered investment companies. The number of shares of Common Stock owned by such investment companies includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants. In addition, Edward C. Johnson 3d, the Chairman of FMR Corp. and who with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 374,005 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which Fidelity Management & Research Company acts as an investment advisor and located at the same address as FMR Corp., may also be deemed a beneficial owner of 374,005 of such 374,005 shares as a result of its right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such 374,005 shares. The number of shares of Common Stock owned by Fidelity Low-Priced Stock Fund includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants.

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

(8) Mr. Hagerty is deemed the beneficial owner of 42,600 of such 43,100 shares of Common Stock as a result of having shared voting and investment power over 42,600 shares.

(9) The address of William F. Hagerty, IV is 44873 Falcon Place, Suite 174, Sterling, Virginia 20166.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         G. Kay Griffith, a director and until February 1996 the Executive Vice President and Chief Administrative Officer of the Registrant, had provided consulting services to the Registrant from February 1996 through November 1996. For providing such services, Ms. Griffith received compensation of $13,333.33 per month. Accordingly, the compensation received by Ms. Griffith during fiscal year 1997 in this capacity aggregated approximately $66,667. During the seven month transition period ended January 31, 1998, consulting services were provided to the Registrant through a consulting firm owned by Ms. Griffith for which consulting services the Registrant paid a total of $6,600.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of May, 1998.

                                                Sound Advice, Inc.

                                                By:/S/ PETER BESHOURI
                                                   -----------------------------
                                                   Peter Beshouri, Chairman of
                                                   the Board, President and
                                                   Chief Executive Officer