Form 10-Q
period 1998-04-30
SOUND ADVICE INC
filed 1998-06-10
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended APRIL 30, 1998, or

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF MAY 29, 1998.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets (Unaudited)
         April 30, 1998 and January 31, 1998                                3-4

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended April 30, 1998 and 1997                 5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended April 30, 1998 and 1997                 6

         Notes to Condensed Consolidated Financial Statements               7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                     9-11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1998 AND JANUARY 31, 1998

                                                               APRIL 30, 1998                 JANUARY 31, 1998
                                                          ------------------------         ----------------------
ASSETS                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                                    $                83,841          $           1,421,392
  Receivables:
   Vendors                                                              2,875,961                      3,964,078
   Trade                                                                  923,988                        883,832
   Employees                                                              216,240                        215,411
                                                          ------------------------         ----------------------
                                                                        4,016,189                      5,063,321
  Less allowance for doubtful accounts                                   (410,000)                      (384,100)
                                                          ------------------------         ----------------------
                                                                        3,606,189                      4,679,221

  Inventories                                                          29,644,060                     31,027,992
  Prepaid and other current assets                                        443,461                        362,078
  Deferred tax assets                                                          --                             --
  Income taxes receivable                                                  55,000                         55,000
                                                             ---------------------           --------------------
         Total current assets                                          33,832,551                     37,545,683

Property and equipment, net                                            13,839,564                     13,977,184

Deferred tax assets, net                                                       --                             --

Other assets                                                              107,403                        134,012

Goodwill, net                                                             126,066                        132,179
                                                          ------------------------         ----------------------

                                                          $            47,905,584          $          51,789,058
                                                          ========================         ======================





   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1998 AND JANUARY 31, 1998

                                                                         APRIL 30, 1998                JANUARY 31, 1998
                                                                   ------------------------         ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (Unaudited)
CURRENT LIABILITIES:
  Borrowings under revolving credit facility                       $            16,463,641          $          10,700,152
  Accounts payable                                                               5,249,107                     13,163,813
  Cash overdraft                                                                   290,225                             --
  Accrued liabilities                                                            5,593,369                      7,502,918
  Current maturities of long-term debt                                             590,180                        593,020
                                                                   ------------------------         ----------------------
         Total current liabilities                                              28,186,522                     31,959,903

Long-term debt, excluding current maturities                                        12,756                         53,483

Capital lease obligation                                                           803,436                        805,113

Other liabilities and deferred credits                                           3,443,868                      3,628,481
                                                                   ------------------------         ----------------------
                                                                                32,446,582                     36,446,980
                                                                   ------------------------         ----------------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at April 30, 1998
    and January 31, 1998                                                            37,289                         37,289
  Additional paid-in capital                                                    11,058,655                     11,058,655
  Retained earnings                                                              4,363,058                      4,246,134
                                                                   ------------------------         ----------------------
         Total shareholders' equity                                             15,459,002                     15,342,078

Commitments and contingencies
                                                                   ------------------------         ----------------------

                                                                   $            47,905,584          $          51,789,058
                                                                   ========================         ======================



   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              SOUND ADVICE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997



                                                        1998                         1997
                                                 -----------------            -----------------

Net sales                                        $     33,648,350             $     33,206,458

Cost of goods sold                                     21,803,311                   21,925,089
                                                 -----------------            -----------------

  Gross profit                                         11,845,039                   11,281,369

Selling, general and administrative
     expenses                                          11,238,430                   11,024,306
                                                 -----------------            -----------------


  Income from operations                                  606,609                      257,063

Other income (expense):
  Interest expense                                       (378,130)                    (386,612)
  Other, net                                               17,445                       19,299
                                                 -----------------            -----------------

Income (loss) before income taxes                         245,924                     (110,250)

Income taxes                                              129,000                           --
                                                 -----------------            -----------------

    Net income (loss)                            $        116,924             $       (110,250)
                                                 =================            =================




BASIC EARNINGS (LOSS) PER SHARE                  $           0.03             $          (0.03)
                                                 =================            =================

DILUTED EARNINGS (LOSS) PER SHARE                $           0.03             $          (0.03)
                                                 =================            =================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING - BASIC                          3,728,894                    3,728,894
                                                 =================            =================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING - DILUTED                        3,783,567                    3,728,894
                                                 =================            =================



   See accompanying notes to condensed consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                              1998                           1997
                                                                   ------------------------         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $              116,924          $            (110,250)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                                814,085                        768,006
      Changes in operating assets and liabilities:
         Decrease (increase) in:
           Receivables                                                           1,073,032                        740,592
           Inventories                                                           1,383,932                     (2,571,846)
           Prepaid and other current assets                                        (81,383)                        85,157
           Income taxes receivable                                                      --                      1,273,571
           Other assets                                                             22,634                         19,279
         Increase (decrease) in:
           Accounts payable                                                     (7,914,706)                    (2,320,366)
           Accrued liabilities                                                  (1,909,549)                      (901,393)
           Other liabilities and deferred credits                                 (184,613)                       (52,752)
                                                                   ------------------------         ----------------------
 NET CASH USED IN OPERATING ACTIVITIES                                          (6,679,644)                    (3,070,002)
                                                                   ------------------------         ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (666,377)                      (279,624)
                                                                   ------------------------         ----------------------
 NET CASH USED IN INVESTING ACTIVITIES                                            (666,377)                      (279,624)
                                                                   ------------------------         ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                                       43,219,476                     38,940,578
  Repayments on revolving credit facility                                      (37,455,987)                   (37,117,990)
  Net repayments of long-term debt                                                 (43,567)                       (40,988)
  Increase in cash overdraft                                                       290,225                      1,015,536
  Reductions in capital lease obligation                                            (1,677)                        (1,386)
                                                                   ------------------------         ----------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                       6,008,470                      2,795,750
                                                                   ------------------------         ----------------------

Decrease in cash                                                                (1,337,551)                      (553,876)
Cash, beginning of period                                                        1,421,392                        609,747
                                                                   ------------------------         ----------------------

CASH, END OF PERIOD                                                 $               83,841          $              55,871
                                                                   ========================         ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                   $              303,364          $             326,536
                                                                   ========================         ======================

    Income taxes paid, net of refunds                               $              475,000          $          (1,273,410)
                                                                   ========================         ======================



   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at April 30, 1998 and January 31, 1998 and the statements of operations for the three month periods ended April 30, 1998 and 1997 and statements of cash flows for the three month periods ended April 30, 1998 and 1997. These financial statements reflect the first quarter results of the new fiscal year. The comparable periods in 1997 have been restated to conform to the Registrant's new fiscal year beginning February 1, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended January 31, 1998.

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

         Options to purchase 213,500 shares of common stock at a range from $1.69 to $1.77 per share were included in the diluted EPS calculation for the three month period ended April 30, 1998 because the average market price for the three months ended April 30, 1998 of the common shares exceeded the exercise price of the options. Options to purchase 437,500 shares of common stock at $1.89 per share and warrants to purchase 15,000 shares of common stock at $1.89 per share were outstanding for the three months ended April 30, 1998, but were not included in the computation of diluted earnings per share because they are contingently issuable shares and all the necessary conditions have not been satisfied. Shareholder warrants to purchase 306,335 shares of common stock at $8.70 per share were outstanding at April 30, 1998 and were excluded from the diluted EPS calculation for the period because the exercise price of the warrants was greater than the average market price of the common shares during the three months ended April 30, 1998. The options and the 15,000 warrants expire between February 21, 2001 and April 28, 2002 and the 306,335 shareholder warrants expire June 14, 1999.

         Options and warrants to purchase shares of common stock that were outstanding for the three months ended April 30, 1997 were not included in the computation of diluted earnings per share due to the net loss reported by the Company for this period.

3.)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended April 30, 1998 and 1997 are as follows:

                            TRAILING FOUR QUARTERS ENDED APRIL 30,
                                    (Dollars in Thousands)

QUARTERLY SALES

                                               1998                         1997
                                               ----                         ----

                                      AMOUNT           %           AMOUNT           %
                                      ------           -           ------           -
First  Quarter                       $33,648         22.1%        $33,206         21.2%
  (February - April)

Fourth  Quarter                       48,808         32.1          48,324         30.9
  (November - January)

Third Quarter                         36,282         23.9          38,418         24.5
  (August - October)

Second  Quarter                       33,347         21.9          36,666         23.4
  (May  - July)
                                    --------         ----        --------         ----

SALES FOR TRAILING TWELVE           $152,085          100%       $156,614          100%
MONTHS ENDED APRIL 30,              ========         ====        ========         ====
1998 AND 1997, RESPECTIVELY


4.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                                     APRIL  30, 1998             JANUARY 31, 1998
                                                     ---------------             ----------------

Land                                          $           521,465        $           521,465
Building                                                1,119,605                  1,119,605
Furniture and equipment                                 9,010,195                  8,708,705
Leasehold improvements                                 16,460,016                 16,345,129
Display fixtures                                        6,185,670                  5,999,650
Vehicles                                                1,023,747                    959,768
                                                      -----------               ------------
         Total                                         34,320,698                 33,654,322
Less accumulated depreciation                         (20,481,134)               (19,677,138)
                                                       ----------                 ----------
Property and equipment, net                   $        13,839,564        $        13,977,184
                                                       ==========                 ==========



5.)      PROVISION (BENEFIT) FOR INCOME TAXES

         The provision for income taxes includes an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. The adjustment of the valuation reserve results from the refund of taxes paid in prior periods which are no longer available to support the recognition of deferred tax assets. As a result, the provision for income taxes totals $129,000 or 52% of the pretax income for the three months ended April 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended April 30, 1998 increased $442,000 or 1.3% to $33,648,000 compared to $33,206,000 in the corresponding period in the prior fiscal year. The overall net increase in sales is primarily attributable to increased sales in the categories of projection televisions, DVD players (digital video disc) and DSS systems, and an overall increase in audio products and custom installation revenues. These increases were partially offset by reduced sales of VCRs and personal and mobile electronics. Comparable store net sales decreased 1.3% in the quarter ended April 30, 1998 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new stores opened in November 1997 and February 1998. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Gross profit increased by $564,000 or 5.0% in the quarter ended April 30, 1998 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 35.2% in the quarter ended April 30, 1998 as compared to 34.0% in the quarter ended April 30, 1997. The increase in gross profit and gross profit percentage is directly related to the Company's increased sales and sales mix of higher margin categories.

         Selling, general and administrative expenses ("SG&A") increased by $214,000 or 1.9% in the quarter ended April 30, 1998 over the corresponding period in the prior year. This increase is primarily a result of additional sales commissions on increased gross margin. SG&A as a percentage of net sales increased slightly to 33.4% in the quarter ended April 30, 1998 from 33.2% in the comparable period of the previous fiscal year.

         Interest expense for the quarter ended April 30, 1998 was $378,000, a slight decrease of $8,000 from the corresponding period in the prior fiscal year. The decrease was primarily reflective of a lower effective interest rate under the Company's revolving credit facility on an increased level of borrowing as compared to the comparable period in the prior fiscal year.

         In the quarter ended April 30, 1998, the Company recorded an income tax provision of $129,000. As a result, the Company had an effective income tax rate of approximately 52.5% for the quarter ended April 30, 1998. The Company did not record an income tax provision or benefit in the comparable period in the prior fiscal year.

         Net income for the quarter ended April 30, 1998 was $117,000 or $.03 per share compared to net loss of $110,000 or $.03 per share for the same quarter in the previous fiscal year. The net income in the quarter ended April 30, 1998 is a direct result of the increase in the Company's net sales and gross profit.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $6,680,000 for the three months ended April 30, 1998 primarily due to the decrease in the Company's accounts payable since January 31, 1998. The Company had working capital of approximately $5,646,000 at April 30, 1998, as compared to the $5,585,000 in working capital at January 31, 1998 for an overall increase of $61,000. The decrease in current assets of $3,713,000 during the three month period was primarily related to the $1,384,000 decrease in inventory and the decreases in cash and accounts receivable of $1,338,000 and $1,073,000, respectively. The net decrease in current assets was offset by an overall decrease of $3,773,000 in current liabilities. The net decrease in current liabilities resulted primarily from a decrease in accounts payable of $7,915,000, which was substantially offset by the increase in borrowings under the revolving credit facility of $5,763,000.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal 1999. However, in order to fully complete the store expansion program currently planned in fiscal 1999, the Company may need to seek additional financing sources. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company has signed a lease for one new store located in Palm Beach County, Florida and is currently in lease negotiations for a store in Tallahassee, Florida and an additional B&O Concept store in Boca Raton, Florida. The Company may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 1999.

         The principal balance of approximately $428,000 of the mortgage loan encumbering the Company's former Fort Lauderdale store is due in July. This obligation will be repaid through funds available under the revolving credit facility, refinancing of the mortgage or sale of the property.

         The Company recognizes the potential problems for many computer systems relating to the Year 2000. The majority of the Company's systems are purchased from outside vendors. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions which are Year 2000 compliant and which the Company is preparing to install on the system, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. Consequently, the Company presently does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Company's computer system. In addition, the Company is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Company's ongoing results of operations.

         Effective February 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Segment Reporting." The adoption of these statements did not have a material impact on the Company's operating results, financial position or cash flows.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Registrant held its 1997 annual meeting of shareholders on Friday, February 13, 1998 (the "Annual Meeting").

         (b) and (c) The only matter voted upon at the Annual Meeting was the election of six directors which comprised the Registrant's entire Board of Directors. The six nominees, who were the nominees of the Registrant's Board of Directors and, except William F. Hagerty, were serving as directors of the Registrant as of the date of the Annual Meeting, were all elected at the Annual Meeting as directors of the Registrant receiving the number of votes for election and abstentions and percentage of total votes cast as set forth next to their respective names below:

                       NOMINEE FOR DIRECTOR      FOR THE ELECTION           ABSTAIN
                       --------------------      ----------------           -----------------
                       Peter Beshouri            2,605,850 (81.20%)         603,547.5 (18.80%)
                       Michael Blumberg          2,604,450 (81.20%)         604,947.5 (18.80%)
                       G. Kay Griffith           2,604,755 (81.20%)         604,642.5 (18.80%)
                       William F. Hagerty, IV    2,605,850 (81.20%)         603,547.5 (18.80%)
                       Herbert A. Leeds          2,605,850 (81.20%)         603,547.5 (18.80%)
                       Gregory Sturgis           2,604,450 (81.20%)         604,947.5 (18.80%)

         (d)    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits. The following exhibits are filed with this report:

                EXHIBIT NO.       DESCRIPTION
                -----------       --------------------------------------------

                27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. A report on Form 8-K was filed by the Company on February 20, 1998, in Item 8 (Change in Fiscal
                Year) of which the Company disclosed the change in the Company's fiscal year end from the twelve month period ending on June 30 to January 31.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUND ADVICE, INC.
                                            (Registrant)

Date JUNE 10, 1998                                /S/ PETER BESHOURI
     -------------                          ------------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date JUNE 10, 1998                               /S/ KENNETH L. DANIELSON
     --------------                         ------------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
-------           -----------

27.               Financial Data Schedule (filed herewith).