Form 10-Q
period 1998-07-31
SOUND ADVICE INC
filed 1998-09-11
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended JULY 31, 1998, or

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF AUGUST 28, 1998.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

           Condensed Consolidated Balance Sheets (Unaudited)
           July 31, 1998 and January 31, 1998                              3-4

           Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Six Months Ended July 31, 1998 and 1997       5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended July 31, 1998 and 1997                 6

           Notes to Condensed Consolidated Financial Statements            7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9-11

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                 13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1998 AND JANUARY 31, 1998

                                                                     JULY 31, 1998                  JANUARY 31, 1998
                                                                 -----------------------        ----------------------
ASSETS                                                                (Unaudited)
------
CURRENT ASSETS:
  Cash                                                           $              534,646         $           1,421,392
  Receivables:
   Vendors                                                                    3,574,531                     3,964,078
   Trade                                                                        768,547                       883,832
   Employees                                                                    250,437                       215,411
                                                                 -----------------------        ----------------------
                                                                              4,593,515                     5,063,321
  Less allowance for doubtful accounts                                         (372,600)                     (384,100)
                                                                 -----------------------        ----------------------
                                                                              4,220,915                     4,679,221

  Inventories                                                                24,607,056                    31,027,992
  Prepaid and other current assets                                              343,109                       362,078
  Income taxes receivable                                                            --                        55,000
                                                                 -----------------------        ----------------------
         Total current assets                                                29,705,726                    37,545,683

Property and equipment, net                                                  13,670,267                    13,977,184

Deferred tax assets, net                                                             --                            --

Other assets                                                                    116,633                       134,012

Goodwill, net                                                                   119,954                       132,179
                                                                 -----------------------        ----------------------
                                                                 $           43,612,580         $          51,789,058
                                                                 =======================        ======================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1998 AND JANUARY 31, 1998

                                                                     JULY 31, 1998                  JANUARY 31, 1998
                                                                 -----------------------        ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (Unaudited)
------------------------------------
CURRENT LIABILITIES:
  Borrowings under revolving credit facility                     $           12,547,648         $          10,700,152
  Accounts payable                                                            5,752,808                    13,163,813
  Accrued liabilities                                                         5,399,658                     7,502,918
  Current maturities of long-term debt                                          558,266                       593,020
                                                                 -----------------------        ----------------------
         Total current liabilities                                           24,258,380                    31,959,903

Long-term debt, excluding current maturities                                         --                        53,483

Capital lease obligation                                                        800,958                       805,113

Other liabilities and deferred credits                                        3,325,632                     3,628,481
                                                                 -----------------------        ----------------------
                                                                             28,384,970                    36,446,980
                                                                 -----------------------        ----------------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at July 31, 1998
    and January 31, 1998                                                         37,289                        37,289
  Additional paid-in capital                                                 11,058,655                    11,058,655
  Retained earnings                                                           4,131,666                     4,246,134
                                                                 -----------------------        ----------------------
         Total shareholders' equity                                          15,227,610                    15,342,078

Commitments and contingencies
                                                                 -----------------------        ----------------------
                                                                 $           43,612,580         $          51,789,058
                                                                 =======================        ======================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                     THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                     ------------------                               ----------------
                                                          JULY 31                                          JULY 31
                                                          -------                                          -------
                                                1998                      1997                    1998                  1997
                                          -----------------        -----------------        ---------------      -----------------
Net sales                                 $     33,518,258         $     33,347,473         $   67,166,607       $     66,553,931

Cost of goods sold                              22,121,464               22,379,909             43,924,775             44,304,998
                                          -----------------        -----------------        ---------------      -----------------
  Gross profit                                  11,396,794               10,967,564             23,241,832             22,248,933

Selling, general and administrative
     expenses                                   11,241,959               12,108,468             22,480,389             23,132,774
                                          -----------------        -----------------        ---------------      -----------------
  Income (loss) from operations                    154,835               (1,140,904)               761,443               (883,841)

Other income (expense):
  Interest expense                                (378,696)                (405,361)              (756,826)              (791,973)
  Other, net                                        18,469                   57,367                 35,915                 76,666
                                          -----------------        -----------------        ---------------      -----------------
(Loss) income before income taxes
     (benefit)                                    (205,392)              (1,488,898)                40,532             (1,599,148)

Income taxes (benefit)                              26,000                  (86,000)               155,000                (86,000)
                                          -----------------        -----------------        ---------------      -----------------
    Net loss                              $       (231,392)        $     (1,402,898)        $     (114,468)      $     (1,513,148)
                                          =================        =================        ===============      =================

BASIC AND DILUTED LOSS PER SHARE          $          (0.06)        $          (0.38)        $        (0.03)      $          (0.41)
                                          =================        =================        ===============      =================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           3,728,894                3,728,894              3,728,894              3,728,894
                                          =================        =================        ===============      =================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                           1998                           1997
                                                                 -----------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $            (114,468)        $          (1,513,147)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                             1,639,218                     1,546,193
    Deferred income taxes                                                            --                       517,000
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                                             458,306                       673,420
        Inventories                                                           6,420,936                       377,356
        Prepaid and other current assets                                         18,969                       316,356
        Income taxes receivable                                                  55,000                       945,571
        Other assets                                                              8,379                        50,179
      Increase (decrease) in:
        Accounts payable                                                     (7,411,005)                   (2,139,394)
        Accrued liabilities                                                  (2,103,260)                     (664,829)
        Other liabilities & deferred credits                                   (302,848)                     (118,348)
                                                                 -----------------------        ----------------------
 NET CASH USED IN OPERATING ACTIVITIES                                       (1,330,773)                       (9,643)
                                                                 -----------------------        ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (1,311,076)                     (604,636)
                                                                 -----------------------        ----------------------
 NET CASH USED IN INVESTING ACTIVITIES                                       (1,311,076)                     (604,636)
                                                                 -----------------------        ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                                    75,827,290                    73,190,813
  Repayments on revolving credit facility                                   (73,979,795)                  (73,030,319)
  Net repayments of long-term debt                                              (88,237)                      (80,738)
  Reductions in capital lease obligation                                         (4,155)                       (3,956)
                                                                 -----------------------        ----------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,755,103                        75,800
                                                                 -----------------------        ----------------------
Decrease in cash                                                               (886,746)                     (538,479)
Cash, beginning of period                                                     1,421,392                       609,747
                                                                 -----------------------        ----------------------
CASH, END OF PERIOD                                               $             534,646         $              71,268
                                                                 =======================        ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                 $             677,903         $             697,531
                                                                 =======================        ======================
    Income taxes paid, net of refunds                             $             735,801         $          (1,273,571)
                                                                 =======================        ======================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at July 31, 1998 and January 31, 1998 and the statements of operations for the three and six month periods ended July 31, 1998 and 1997 and statements of cash flows for the six month periods ended July 31, 1998 and 1997. These financial statements reflect the second quarter results of the new fiscal year beginning on February 1, 1998. The comparable periods in 1997 have been restated to conform to the Company's new fiscal year. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended January 31, 1998.

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

         Options to purchase 213,500 shares of common stock at a range from $1.69 to $1.77 per share and shareholder warrants to purchase 306,335 shares of common stock at $8.70 per share were outstanding for the six month period ended July 31, 1998, but were not included in the computation of diluted earnings per share due to the net loss reported by the Company for this period. Options to purchase 437,500 shares of common stock at $1.89 per share and warrants to purchase 15,000 shares of common stock at $1.89 per share were outstanding for the six month period ended July 31, 1998. In addition, options to purchase 10,000 shares of common stock at $2.86 per share were issued during the quarter ended July 31, 1998. The options and the 15,000 warrants expire between February 21, 2001 and May 18, 2003 and the 306,335 shareholder warrants expire June 14, 1999.

         Options and warrants to purchase shares of common stock that were outstanding for the three and six months ended July 31, 1997 were not included in the computation of diluted earnings per share due to the net loss reported by the Company for these periods.

3.)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended July 31, 1998 and 1997 are as follows:

                                           TRAILING FOUR QUARTERS ENDED JULY 31,
                                           -------------------------------------
                                                  (Dollars in Thousands)
QUARTERLY SALES
---------------
                                               1998                       1997
                                               ----                       ----
                                      AMOUNT           %        AMOUNT            %
                                      -------        ----       -------         ----
Second Quarter                        $33,518        22.0%      $33,347         21.7%
  (May - July)

First Quarter                          33,648        22.1        33,206         21.7
  (February - April)

Fourth Quarter                         48,808        32.1        48,324         31.5
  (November - January)

Third Quarter                          36,282        23.8        38,418         25.1
  (August  - October)
                                     --------        ----      --------         ----
SALES FOR TRAILING TWELVE
MONTHS ENDED JULY 31,
1998 AND 1997, RESPECTIVELY          $152,256        100%      $153,295         100%
                                     ========        ====      ========         ====

4.)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                     JULY 31, 1998               JANUARY 31, 1998
                                                     -------------               ----------------
Land                                        $            521,465                $           521,465
Building                                               1,119,605                          1,119,605
Furniture and equipment                                9,178,973                          8,708,705
Leasehold improvements                                16,581,723                         16,345,129
Display fixtures                                       6,538,494                          5,999,650
Vehicles                                               1,025,138                            959,768
                                                     -----------                       ------------
         Total                                        34,965,398                         33,654,322
Less accumulated depreciation                        (21,295,131)                       (19,677,138)
                                                     -----------                       ------------
Property and equipment, net                 $         13,670,267                $        13,977,184
                                                     ===========                       ============

5.)      STOCK OPTIONS

         During the quarter ended July 31, 1998, non-qualified stock options were issued covering 10,000 shares of common stock having an exercise price of $2.86 per share.

6.)      PROVISION (BENEFIT) FOR INCOME TAXES

         The provision for income taxes includes an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. The adjustment of the valuation reserve results from taxable income in excess of pretax operating income. As a result, the provision for income taxes totals $155,000 or 382.4% of the pretax income for the six months ended July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's net sales for the quarter ended July 31, 1998 increased $171,000 or 0.5% to $33,518,000 compared to $33,347,000 in the corresponding period in the prior fiscal year. The increase in sales is attributable to the addition of one showroom and one concept store in the 1998 quarter as compared to the 1997 quarter. Overall sales increased in the categories of audio products, DVD players (digital video disc) and projection televisions. Increases in these categories were partially offset by reduced sales of mobile electronics and VCRs. Comparable store net sales decreased 1.8% in the quarter ended July 31, 1998 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new stores opened in November 1997 and February 1998. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Net sales for the six months ended July 31, 1998 increased by $613,000 or 0.9% to $67,167,000 over the corresponding period in the prior fiscal year. As stated above, the increase in net sales for the six month period is attributable to the addition of one showroom and one concept store in the 1998 second quarter compared to the prior year. Overall sales increased in the categories of audio products, DVD players (digital video disc) and projection televisions. Increases in these categories were partially offset by reduced sales of mobile electronics and VCRs. Comparable store net sales as adjusted for the new stores decreased 1.6% in the six months ended July 31, 1998 compared to the corresponding six month period in the prior fiscal year.

         Gross profit increased by $429,000 or 3.9% in the quarter ended July 31, 1998 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 34.0% in the quarter ended July 31, 1998 as compared to 32.9% in the quarter ended July 31, 1997. The increase in gross profit and gross profit percentage is directly related to the Company's sales mix of higher margin categories.

         Gross profit increased by $993,000 or 4.5% in the six months ended July 31, 1998 compared to the corresponding period in the prior year. The gross profit percentage was 34.6% in the six months ended July 31, 1998 as compared to 33.4% in the six months ended July 31, 1997. As stated above, the increase in gross profit and gross profit percentage is directly related to the Company's sales mix of higher margin categories.

         Selling, general and administrative expenses ("SG&A") decreased by $867,000 or 7.2% in the quarter ended July 31, 1998 over the corresponding period in the prior year. SG&A decreased by $652,000 or 2.8% in the six months ended July 31, 1998 over the corresponding period in the prior year. The decrease in both periods is primarily a result of reduced advertising expenses. SG&A as a percentage of net sales decreased to 33.5% in both the quarter and six months ended July 31, 1998 from 36.3% and 34.8%, respectively, in the comparable periods of the previous fiscal year. The percentage decrease is primarily due to the reduction in advertising expenses from the previous comparable periods.

         Interest expense decreased by $27,000 and $35,000, respectively, for the quarter and six months ended July 31, 1998 from the corresponding periods in the prior fiscal year. The decreases were primarily reflective of a lower effective interest rate under the Company's revolving credit facility on an increased level of borrowing as compared to the comparable period in the prior fiscal year.

         The Company recorded an income tax provision of $26,000 for the quarter and $155,000 for the six months ended July 31, 1998. As a result, the Company had an effective income tax rate of approximately 12.7% for the quarter and 382.4% for the six months ended July 31, 1998. The provision in the 1998 period includes an amount for taxes payable on operating income and an increase in the valuation reserve for deferred tax assets. The Company had an income tax benefit of approximately 5.8% for the quarter and 5.4% for the six months ended July 31, 1997.

         Net loss for the quarter ended July 31, 1998 was $231,000 or $.06 per share compared to net loss of $1,403,000 or $.38 per share for the same quarter in the previous fiscal year. Net loss for the six months ended July 31, 1998 was $114,000 or $.03 per share compared to net loss of $1,513,000 or $.41 per share in the same period of the prior fiscal year. The improvement in the quarter and six months ended July 31, 1998 over the comparable periods in the prior fiscal year is primarily a result of increased gross profit due to the Company's sales mix of higher margin categories, combined with the reduction in advertising expenses.

FINANCIAL CONDITION

         Net cash used in operating activities was approximately $1,331,000 for the six months ended July 31, 1998 primarily due to the decrease in the Company's accounts payable since January 31, 1998, which was substantially offset by the decrease in the Company's inventory. The Company had working capital of approximately $5,447,000 at July 31, 1998, as compared to the $5,585,000 in working capital at January 31, 1998 for an overall decrease of $138,000. The decrease in current assets of $7,840,000 during the six month period was primarily related to the $6,421,000 decrease in inventory and the decrease in cash of $887,000. The net decrease in current assets was offset by an overall decrease of $7,702,000 in current liabilities. The net decrease in current liabilities resulted primarily from a decrease in accounts payable of $7,411,000, which was partially offset by the increase in borrowings under the revolving credit facility of $1,847,000.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal 1999. However, in order to fully complete the store expansion program currently planned in fiscal 1999, the Company may need to seek additional financing sources. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company has signed leases for two additional showrooms located in Palm Beach County, Florida and Tallahassee, Florida, as well as an additional B&O concept store in Boca Raton, Florida. The Company may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 1999.

         The Company's ownership of its former Fort Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $426,000 at July 31, 1998. This loan was extended and modified for a two year period ending in August 2000. Such loan bears interest at the rate of 1% above the prime rate of the lender (such lender's prime rate was 8.5% at July 31, 1998). The Company currently has listed this property for sale.

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

         Effective February 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Effective August 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity". The adoption of these statements did not have a material impact on the Company's operating results, financial position or cash flows.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits. The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------------------------------------
                  27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

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

                                            SOUND ADVICE, INC.
                                            ------------------------------------
                                            (Registrant)

Date September 11, 1998                     /s/ PETER BESHOURI
                                            ------------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date September 11, 1998                     /s/ KENNETH L. DANIELSON
                                            ------------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
-------           -----------
27.               Financial Data Schedule (filed herewith).