Form 10-Q
period 1998-10-31
SOUND ADVICE INC
filed 1998-12-10
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934
              For the quarterly period ended OCTOBER 31, 1998, or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

       FLORIDA                                                 59-1520531
       -------                                                 ----------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)

                 1901 TIGERTAIL BOULEVARD, DANIA, FLORIDA 33004
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 922-4434
                          ----------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                          ----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO ____

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,728,894 SHARES OUTSTANDING AS OF NOVEMBER 27, 1998.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)
          October 31, 1998 and January 31, 1998                            3-4

          Condensed Consolidated Statements of Operations
          (Unaudited) for the Three and Nine Months Ended
          October 31, 1998 and 1997                                        5

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for the Nine Months Ended
          October 31, 1998 and 1997                                        6

          Notes to Condensed Consolidated Financial Statements             7-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10-13

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

                                                     OCTOBER 31, 1998                 JANUARY 31, 1998
                                                  -----------------------        ----------------------
ASSETS                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                            $            1,276,863         $           1,421,392
  Receivables:
   Vendors                                                     4,349,482                     3,964,078
   Trade                                                       1,003,852                       883,832
   Employees                                                     307,679                       215,411
                                                  -----------------------        ----------------------
                                                               5,661,013                     5,063,321
  Less allowance for doubtful accounts                          (438,600)                     (384,100)
                                                  -----------------------        ----------------------
                                                               5,222,413                     4,679,221

  Inventories                                                 32,558,082                    31,027,992
  Prepaid and other current assets                               352,658                       362,078
  Income taxes receivable                                             --                        55,000
                                                    ---------------------          --------------------
         Total current assets                                 39,410,016                    37,545,683

Property and equipment, net                                   14,242,151                    13,977,184

Deferred tax assets, net                                              --                            --

Other assets                                                     159,485                       134,012

Goodwill, net                                                    113,841                       132,179
                                                  -----------------------        ----------------------

                                                  $           53,925,493         $          51,789,058
                                                  =======================        ======================



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        SOUND ADVICE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

                                                      OCTOBER 31, 1998               JANUARY 31, 1998
                                                   -----------------------        ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                    (Unaudited)
CURRENT LIABILITIES:
  Borrowings under revolving credit facility       $           15,882,552         $          10,700,152
  Accounts payable                                             12,096,479                    13,163,813
  Accrued liabilities                                           6,033,170                     7,502,918
  Current maturities of long-term debt                            518,445                       593,020
                                                   -----------------------        ----------------------
         Total current liabilities                             34,530,646                    31,959,903

Long-term debt, excluding current maturities                           --                        53,483

Capital lease obligation                                          799,114                       805,113

Other liabilities and deferred credits                          3,251,641                     3,628,481
                                                   -----------------------        ----------------------
                                                               38,581,401                    36,446,980
                                                   -----------------------        ----------------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
    3,728,894 shares at October 31, 1998
    and January 31, 1998                                           37,289                        37,289
  Additional paid-in capital                                   11,058,655                    11,058,655
  Retained earnings                                             4,248,148                     4,246,134
                                                   -----------------------        ----------------------
         Total shareholders' equity                            15,344,092                    15,342,078

Commitments and contingencies                      -----------------------        ----------------------

                                                   $           53,925,493         $          51,789,058
                                                   =======================        ======================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                        THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                             OCTOBER 31                                     OCTOBER 31
                                                             ----------                                     ----------
                                                    1998                     1997                   1998                  1997
                                             -----------------         ----------------        ---------------      ----------------

Net sales                                    $     34,422,617          $    36,281,920         $  101,589,223       $   102,835,851

Cost of goods sold                                 22,571,981               24,965,881             66,496,756            69,270,879
                                             -----------------         ----------------        ---------------      ----------------
  Gross profit                                     11,850,636               11,316,039             35,092,467            33,564,972

Selling, general and administrative
     expenses                                      11,319,388               11,664,822             33,799,777            34,797,596
                                             -----------------         ----------------        ---------------      ----------------

  Income (loss) from operations                       531,248                 (348,783)             1,292,690            (1,232,624)

Other income (expense):
  Interest expense                                   (309,271)                (367,274)            (1,066,097)           (1,159,247)
  Other, net                                           29,506                   19,811                 65,421                96,477
                                             -----------------         ----------------        ---------------      ----------------

Income (loss) before income taxes                     251,483                 (696,246)               292,014            (2,295,394)

Income taxes                                          135,000                  160,000                290,000                74,000
                                             -----------------         ----------------        ---------------      ----------------
    Net income (loss)                        $        116,483          $      (856,246)        $        2,014       $    (2,369,394)
                                             =================         ================        ===============      ================

BASIC EARNINGS (LOSS) PER SHARE              $           0.03          $         (0.23)        $         0.00       $         (0.64)
                                             =================         ================        ===============      ================
DILUTED EARNINGS (LOSS) PER SHARE            $           0.03          $         (0.23)        $         0.00       $         (0.64)
                                             =================         ================        ===============      ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING - BASIC                      3,728,894                3,728,894              3,728,894             3,728,894
                                             =================         ================        ===============      ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING - DILUTED                    3,931,020                3,728,894              3,948,666             3,728,894
                                             =================         ================        ===============      ================



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                        SOUND ADVICE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                                            1998                          1997
                                                                  -----------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $                2,014         $          (2,369,394)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                              2,497,828                     2,314,636
    Gain on disposition of assets                                                (11,568)                           --
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                                             (543,192)                     (340,784)
        Inventories                                                           (1,530,090)                   (2,739,907)
        Prepaid and other current assets                                           9,420                       429,315
        Deferred tax assets                                                           --                       517,000
        Income taxes receivable                                                   55,000                       945,571
        Other assets                                                             (38,973)                       16,387
      Increase (decrease) in:
        Accounts payable                                                      (1,067,334)                     (664,393)
        Accrued liabilities                                                   (1,469,748)                      245,470
        Other liabilities & deferred credits                                    (376,840)                     (323,881)
                                                                  ----------------------         ---------------------
 NET CASH USED IN OPERATING ACTIVITIES                                        (2,473,483)                   (1,969,980)
                                                                  ----------------------         ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (2,752,653)                   (1,318,243)
  Proceeds from disposition of assets                                             33,264                            --
                                                                  ----------------------         ---------------------
 NET CASH USED IN INVESTING ACTIVITIES                                        (2,719,389)                   (1,318,243)
                                                                  ----------------------         ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                                    117,598,403                   113,980,060
  Repayments on revolving credit facility                                   (112,416,003)                 (111,738,596)
  Net repayments of long-term debt                                              (128,058)                     (123,720)
  Increase in cash overdraft                                                          --                       691,224
  Reductions in capital lease obligation                                          (5,999)                       (5,480)
                                                                  ----------------------         ---------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                     5,048,343                     2,803,488
                                                                  ----------------------         ---------------------

Decrease in cash                                                                (144,529)                     (484,735)
Cash, beginning of period                                                      1,421,392                       609,747
                                                                  ----------------------         ---------------------

CASH, END OF PERIOD                                               $            1,276,863         $             125,012
                                                                  ======================         =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                 $              925,001         $           1,024,772
                                                                  =======================        ======================

    Income taxes paid, net of refunds                             $              735,801         $          (1,273,571)
                                                                  =======================        ======================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUND ADVICE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at October 31, 1998 and January 31, 1998 and the statements of operations for the three and nine month periods ended October 31, 1998 and 1997 and statements of cash flows for the nine month periods ended October 31, 1998 and 1997. These financial statements reflect the third quarter results of the new fiscal year beginning on February 1, 1998. The comparable periods in 1997 have been restated to conform to the Company's new fiscal year. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended January 31, 1998.

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

         Options to purchase 651,000 shares of common stock at a range from $1.69 to $1.89 per share and warrants to purchase 15,000 shares of common stock at $1.89 per share were included in the diluted EPS calculation for the three and nine month periods ended October 31, 1998 because the average market price of the common shares for the periods exceeded the exercise price of the options and warrants. Options to purchase 10,000 shares of common stock at $2.86 per share and shareholder warrants to purchase 306,335 shares of common stock at $8.70 per share for the nine month period ended October 31, 1998 were excluded from the diluted EPS calculation for the periods because the exercise price of the options and warrants was greater than the average market price of the common shares during the three and nine month periods ended October 31, 1998. All of the stock options and the 15,000 warrants expire between February 21, 2001 and May 18, 2003 and the 306,335 shareholder warrants expire June 14, 1999.

         Outstanding options and warrants to purchase shares of common stock that were outstanding for the three and nine months ended October 31, 1997 were not included in the computation of diluted earnings per share due to the net loss reported by the Company for these periods.

3.)      SEASONALITY
         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended October 31, 1998 and 1997 are as follows:

                    TRAILING FOUR QUARTERS ENDED OCTOBER 31,
                             (Dollars in Thousands)

QUARTERLY SALES

                                             1998                    1997
                                             ----                    ----

                                    AMOUNT            %         AMOUNT      %
                                    -------          ----       ------    ----

Third  Quarter
  (August - October)                 $34,423        22.9%      $36,282    24.0%

Second  Quarter
  (May - July)                        33,518        22.3        33,347    22.1

First Quarter
  (February - April)                  33,648        22.4        33,206    21.9

Fourth  Quarter
  (November - January)                48,808        32.4        48,324    32.0
                                    --------        ----       -------    ----
SALES FOR TRAILING TWELVE
MONTHS ENDED OCTOBER 31, 1998
AND 1997, RESPECTIVELY              $150,397         100%      $151,159   100%
                                    ========         ====      ========   ====

4.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                     OCTOBER 31, 1998            JANUARY 31, 1998
                                     ----------------            -----------------
Land                                 $       521,465              $        521,465
Building                                   1,119,605                     1,119,605
Furniture and equipment                    9,418,266                     8,708,705
Leasehold improvements                    17,209,046                    16,345,129
Display fixtures                           6,883,154                     5,999,650
Vehicles                                   1,020,469                       959,768
                                     ----------------            -----------------
         Total                            36,172,005                    33,654,322
Less accumulated depreciation            (21,929,854)                  (19,677,138)
                                     ----------------            -----------------
Property and equipment, net          $     14,242,151            $      13,977,184
                                     ================            =================


5.)      STOCK OPTIONS
         During the quarter ended July 31, 1998, non-qualified stock options were issued covering 10,000 shares of common stock having an exercise price of $2.86 per share.

6.)      PROVISION FOR INCOME TAXES
         The provision for income taxes includes an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. The adjustment of the valuation reserve results from taxable income in excess of pretax operating income. As a result, the provision for income taxes totals $290,000 or 99.3% of the pretax income for the nine months ended October 31, 1998.

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended October 31, 1998 decreased $1,859,000 or 5.1% to $34,423,000 compared to $36,282,000 in the corresponding period in the prior fiscal year. The decrease in sales is primarily attributable to the categories of cellular phones, video cassette recorders (VCRs) and lower-margin products. Decreases in these categories were partially offset by increased sales of DVD players (digital video disc) and DSS systems. Comparable store net sales decreased 10.5% in the quarter ended October 31, 1998 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new stores opened in November 1997 and February 1998. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Net sales for the nine months ended October 31, 1998 decreased by $1,247,000 or 1.2% to $101,589,000 over the corresponding period in the prior fiscal year. The decrease in sales relates primarily to decreased sales in the categories of cellular phones, VCRs, and lower-margin products. Decreases in these categories were substantially offset by increased sales of DVD players (digital video disc), audio products and DSS systems. Comparable store net sales as adjusted for the new stores decreased 4.8% in the nine months ended October 31, 1998 compared to the corresponding nine month period in the prior fiscal year.

         Gross profit increased by $535,000 or 4.7% in the quarter ended October 31, 1998 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 34.4% in the quarter ended October 31, 1998 as compared to 31.2% in the quarter ended October 31, 1997. The increase in gross profit and gross profit percentage is directly related to the Company's sales mix of higher margin categories.

         Gross profit increased by $1,527,000 or 4.6% in the nine months ended October 31, 1998 compared to the corresponding period in the prior year. The gross profit percentage was 34.5% in the nine months ended October 31, 1998 as compared to 32.6% in the nine months ended October 31, 1997. As stated above, the increase in gross profit and gross profit percentage is directly related to the Company's sales mix of higher margin categories.

         Selling, general and administrative expenses ("SG&A") decreased by $345,000 or 3.0% in the quarter ended October 31, 1998 over the corresponding period in the prior year. SG&A decreased by $998,000 or 2.9% in the nine months ended October 31, 1998 over the corresponding period in the prior year. The decrease in both periods is primarily a result of reduced advertising expenses. SG&A as a percentage of net sales increased slightly to 32.9% in the quarter ended October 31, 1998 as compared to 32.2% in the corresponding period in the prior year. This increase is directly related to the reduction in net sales for the period. SG&A as a percentage of net sales for the nine months ended October 31, 1998 decreased slightly to 33.3% from 33.8% in the previous comparable period. The percentage decrease is primarily due to the reduction in advertising expenses from the previous comparable period.

         Interest expense decreased by $58,000 and $93,000, respectively, for the quarter and nine months ended October 31, 1998 from the corresponding periods in the prior fiscal year. The decreases were primarily reflective of a lower effective interest rate under the Company's revolving credit facility on an increased level of borrowing as compared to the comparable periods in the prior fiscal year.

         The Company recorded an income tax provision of $135,000 for the quarter and $290,000 for the nine months ended October 31, 1998. As a result, the Company had an effective income tax rate of approximately 53.7% for the quarter and 99.3% for the nine months ended October 31, 1998. The provision in the 1998 period includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets. The Company recorded an income tax provision of $160,000 for the quarter and $74,000 for the nine months ended October 31, 1997.

         Net income for the quarter ended October 31, 1998 was $116,000 or $.03 per share compared to net loss of $856,000 or $.23 per share for the same quarter in the previous fiscal year. Net income for the nine months ended October 31, 1998 was $2,000 or $.00 per share compared to net loss of $2,369,000 or $.64 per share in the same period of the prior fiscal year. The improvement in the quarter and nine months ended October 31, 1998 over the comparable periods in the prior fiscal year is primarily a result of increased gross profit due to the Company's sales mix of higher margin categories, combined with the reduction in advertising expenses.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $2,473,000 for the nine months ended October 31, 1998 primarily due to the increase in the Company's inventory and decreases in the Company's accrued liabilities and accounts payable since January 31, 1998. The Company had working capital of approximately $4,879,000 at October 31, 1998, as compared to the $5,585,000 in working capital at January 31, 1998 for an overall decrease of $706,000. The decrease in working capital is primarily related to funds utilized in the Company's expansion program. The increase in current assets of $1,864,000 during the nine month period was primarily related to the $1,530,000 increase in inventory. The net increase in current assets was offset by an overall increase of $2,571,000 in current liabilities. The net increase in current liabilities resulted primarily from an increase in borrowings under the revolving credit facility of $5,182,000, which was substantially offset by the decreases in the Company's accrued liabilities and accounts payable of $1,470,000 and $1,067,000, respectively.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal 1999. However, in order to fully complete the store expansion program currently planned in fiscal 1999, the Company may need to seek additional financing sources. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company has leased two additional showrooms located in Palm Beach County, Florida and Tallahassee, Florida, as well as an additional B&O concept store in Boca Raton, Florida. In November 1998, the Company opened its new showrooms in Palm Beach County and Tallahassee. The B&O concept store is scheduled to open in December 1998. The Company may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 1999.

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

         The "Year 2000 Issue" exists because many computer systems and applications use only the last two digits to refer to a year. Because of this "Year 2000 Issue," these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer programs could fail or create erroneous results.

         The majority of the Company's internal systems are purchased from outside vendors. The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations and will be required to modify or replace a portion of its software/hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company is also in the process of completing its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is preparing to assess the Year 2000 readiness of its vendors. As part of this assessment, the Company will ask each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. To the extent that the Company's vendors do not provide the Company with satisfactory evidence of their readiness for the "Year 2000 Issue," contingency plans will be developed. The cost of modifying or replacing portions of its software has been expensed as incurred and primarily consists of software version upgrades.

         There can be no assurance, however, that the Company's systems are "Year 2000" compliant or that the systems of other companies on which the Company's systems and operations rely, or companies with whom the Company conducts business, will be timely converted to address the "Year 2000 Issue," or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, operations, results and financial position. For this reason, the Company continues to work towards ensuring that all systems associated with the processes of the Company are Year 2000 compliant by the end of 1999.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       ------------
                  27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUND ADVICE, INC.

                                            (Registrant)

Date DECEMBER 10, 1998                      /s PETER BESHOURI
     ------------------                     -----------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date DECEMBER 10, 1998                      /KENNETH L. DANIELSON
     ------------------                     -----------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
-------           -----------

27.               Financial Data Schedule (filed herewith).