Form 10-K405
period 1999-01-31
SOUND ADVICE INC
filed 1999-04-30
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended JANUARY 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                         59-1520531
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA                      33004
----------------------------------------------                   ----------
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

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 16, 1999, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON APRIL 16,1999,AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $14,935,000.

         THE REGISTRANT HAD 3,733,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF APRIL 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

(SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS

PART I                                                                  PAGE NO.
                                                                        --------
ITEM 1.   BUSINESS....................................................      1
               General................................................      1
               Products...............................................      2
               Marketing Strategy.....................................      3
               Advertising............................................      4
               Operations.............................................      5
               Expansion..............................................      8
               Seasonality............................................      9
               Servicemarks...........................................     10
               Competition............................................     10
               Employees..............................................     11

ITEM 2.   PROPERTIES..................................................     12

ITEM 3.   LEGAL PROCEEDINGS...........................................     13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS............................................     14

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT........................     14

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.............................     16
               Common Stock Information...............................     16
               Dividend Policy........................................     17
               Recent Sales of Unregistered Securities................     17

ITEM 6.   SELECTED FINANCIAL DATA.....................................     18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    20
               Results of Operations..................................     20
               Liquidity and Capital Resources........................     24
               Year 2000..............................................     26
               Impact of Inflation and Foreign
                 Currency Fluctuations................................     28
               Interest Rates.........................................     28
               Forward-Looking Statements.............................     29

                                                                        PAGE NO.
                                                                        --------
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................      29

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT..........................................      30

ITEM 11.  EXECUTIVE COMPENSATION.....................................      30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT......................................      30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      30

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K....................................      31

SIGNATURES...........................................................      32

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sound Advice, Inc. (the "Registrant"), incorporated in Florida on March 12, 1974, is a full service specialty retailer of a broad range of selective high-quality, upscale entertainment and consumer electronic products. As of January 31, 1999, the Registrant operated 24 full size stores in Florida which sell home and car audio systems, large screen projection and direct view televisions, video products, personal electronics, cellular telephones, car security systems, home entertainment furniture and related customized services and accessories. In addition, the Registrant has opened two concept stores featuring Bang & Olufsen audio products and accessories. In contrast to mass merchandisers and discounters of consumer electronic products, the Registrant includes among its targeted customers those consumers seeking informed advice concerning product selection and system integration in conjunction with products incorporating the latest technology.

         The Registrant's marketing strategy is to build customer satisfaction and loyalty through its customer support program that includes a technically proficient sales force as well as custom design, installation and repair services. The Registrant's stores provide comfortable surroundings and contain audition rooms and demonstration areas where customers are encouraged to test and compare products. In its stores, the Registrant emphasizes a broad selection of upscale and specialty brand consumer electronic products.

         The Registrant's operating strategy is to cluster its stores in larger markets and maximize selling space per store in order to achieve economies of scale, as well as provide convenient locations for its customers. The Registrant's stores are currently clustered into four areas of Florida, including the Miami / Ft. Lauderdale / West Palm Beach area (the "East Coast" stores), the Tampa / St. Petersburg / Clearwater / Sarasota / Fort Myers / Naples area (the "West Coast" stores), the Orlando area (the "Central Florida" stores) and the Jacksonville / Tallahassee area (the "Jacksonville" stores). In November 1998, the Registrant added two new full size stores in North Palm Beach and Tallahassee, Florida. The Registrant also opened two Bang & Olufsen concept stores in Aventura in February 1998 and Boca Raton in December 1998. These specialty Bang & Olufsen stores contain approximately 1600 square feet. As of January 31, 1999 the Registrant operated 24 full size stores which, except for one smaller store, on average contain approximately 15,000 to 17,000 gross square feet. It currently plans during fiscal year 2000 to add one additional store and relocate the remaining smaller West Coast store to a larger facility containing approximately 15,000 gross square feet. See "Expansion" in this ITEM 1.

PRODUCTS

         The Registrant offers its customers an extensive selection of high-quality, brand-name entertainment and consumer electronic products, including products incorporating the latest technology which are generally not available at most of its competitors. In a typical full size store a customer can choose from more than 2,100 products from approximately 150 manufacturers.

         The Registrant's products and services may be grouped into home and car audio, television and video, service installation and product warranty and miscellaneous products.

         The home and car audio product group includes receivers, speakers, audio compact disc players, cassette decks, turntables, tuners, equalizers, signal processors, mini and normal sized pre-packaged audio systems, amplifiers, car AM-FM radios, car antennas, security systems, radar detectors and audio accessories.

         The television and video product group includes projection televisions, direct view televisions, digital versatile disc (DVD) players, video tape players/recorders, video camcorders, video enhancement devices, home theater systems, direct broadcast satellite dishes and video accessories.

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

         In fiscal 1995 and 1996, the Registrant also had a separate personal computer product group that included personal computers, peripherals and multi-media products.

         The table below shows the approximate percentage of the Registrant's sales for the fiscal years ended January 31, 1999 and 1998, transition periods ended January 31, 1998 and 1997, and the fiscal years ended June 30, 1997 and 1996 attributable to each of the foregoing product groups. The personal computer product group, which was added in fiscal year 1995, was discontinued in January 1996.

                                                                        TRANSITION PERIODS
                                              FISCAL YEARS ENDED               ENDED                FISCAL YEARS ENDED
                                                  JANUARY 31,               JANUARY 31,                 JUNE 30,
                                                  -----------               -----------                 --------
        PRODUCT GROUP                        1999           1998         1998         1997          1997          1996
        -------------                        ----           ----         ----         ----          ----          ----
Home and Car Audio ......................     48%           48%           45%          44%           48%           44%
Television and Video ....................     38%           35%           39%          40%           37%           35%
Service, Installation and
Product Warranty ........................     13%           13%           12%          12%           12%           11%
Miscellaneous Products ..................      1%            4%            4%           4%            3%            5%
Personal Computer .......................      -             -             -            -             -             5%
                                             ----          ----          ----         ----          ----          ----
     Total ..............................    100%          100%          100%         100%          100%          100%
                                             ====          ====          ====         ====          ====          ====

         The percentage of sales by each product group is affected by promotional activities, consumer trends, store displays, the development of new products and the elimination or reduction of existing products and, thus, the current mix may not be indicative of the mix in future years.

MARKETING STRATEGY

         The Registrant views itself as being in a service business and emphasizes to its sales personnel the need to provide personal attention and assistance to each customer. The Registrant trains its sales personnel to assist customers in their purchases by demonstrating products and providing information with respect to features, price, quality and system integration. At each store, audition rooms and segregated demonstration areas and displays of systems and products promote sales by enabling sales personnel to demonstrate the use of systems and products and by permitting customers to compare and test the performance and features of similar products and systems (particularly higher quality systems and products incorporating the latest technology and fully-integrated audio/video systems). Consistent with this approach to marketing, during fiscal year 1996, the Registrant commenced incorporating audio, video and furniture combinations to demonstrate the technology of home entertainment systems including home theater in a realistic setting. The Registrant also has a full-service mobile electronics center in all of its full size stores.

         The Registrant has pursued a strategy of building customer satisfaction and loyalty by having (i) a broad range of top-quality products including products incorporating the latest technology and not generally available at most of its competitors; (ii) technically proficient sales personnel providing extensive customer service; (iii) customer oriented stores where products can be demonstrated to and tested by customers; and (iv) a support program including custom design and installation and repair services.

         The Registrant builds customer satisfaction by offering a comprehensive customer support program. This program seeks to assure that each customer has the product or system best suited for that individual. Any merchandise sold by the Registrant may be auditioned on the customer's premises and, if a customer is not satisfied, may be returned within 60 days for a refund or exchanged for credit toward the purchase of another product or system. Customers are encouraged to upgrade speakers originally purchased from the Registrant by trading in such speakers within the first year for credit at the original purchase price toward the purchase of new speakers. Car audio products (if installed by the Registrant) carry a one-year "defective replacement guaranty" and, once the Registrant installs car audio equipment, a customer will not be charged for reinstallation into another car, for installing component upgrades or reinstalling after repair service. The Registrant's custom department visits customers' homes to design and install audio and video products and systems. The Registrant believes that the cost of its customer support program is warranted in light of the additional sales and customer satisfaction created by such ongoing program.

ADVERTISING

         To support its marketing strategy, the Registrant promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. Such advertising program consists of name recognition advertising emphasizing the Sound Advice name and its broad and high-quality name brand product selection, its technically proficient sales force, its support program, available financing arrangements, its customer-oriented stores, competitive prices, and its customer service and repair program. In addition, newspaper and catalog advertisements and customer mailings highlight specific products and their prices and specific financing plans in connection with specific sales events and promotions. The Registrant has an extensive customer database, which is used for targeting its mailings of catalogs and other promotional advertisements and materials.

         The following table shows the Registrant's net advertising expense as a percentage of net sales for the fiscal years ending January 31, 1999 and 1998, transition periods ended January 31, 1998 and 1997, and the fiscal years ended June 30, 1997 and 1996. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                                  FISCAL                    TRANSITION                   FISCAL
                                               YEARS ENDED                PERIODS ENDED                YEARS ENDED
                                               JANUARY 31,                 JANUARY 31,                  JUNE 30,
                                               -----------                 -----------                  --------
                                            1999         1998          1998          1997          1997          1996
                                            ----         ----          ----          ----          ----          ----
                                                                       (Dollars in Thousands)
Net Advertising Expense...........        $3,640        $4,371        $3,149        $3,115        $4,086        $6,476
Percentage of Net Sales...........           2.3%          2.9%          3.3%          3.1%          2.6%          3.8%

         During the fiscal year ended January 31, 1999, net advertising expense decreased from the comparable period in 1998. The decrease is primarily due to a reduction in print media advertising expenditures associated with a change in the mix of advertising expenditures between print media, catalog and direct mail.

         During the transition period ended January 31, 1998, net advertising expense increased slightly as compared to the period ended January 31, 1997, primarily due to increased holiday advertising expenses in the transition period ended January 31, 1998.

         During fiscal year 1997, net advertising expense substantially decreased as compared to fiscal 1996 primarily as a result of a reduction in advertising expenditures associated with the cost reduction program initiated during the latter part of fiscal 1996. A portion of the advertising expense reduction is directly attributable to the elimination of personal computers from the product mix. In addition, market development and other promotional amounts received by the Registrant from vendors which offset advertising costs increased slightly in the transition period ended January 31, 1998 and fiscal 1997 as compared to the comparable periods in the prior year. The primary reasons for the increase in market development funds is additional vendor funds received in connection with the new store opening in November 1997 and store relocation in November 1996.

         The Registrant prepares the majority of its advertising materials through its in-house advertising staff. The Registrant's use of an in-house staff allows it to be more flexible in decisions regarding advertising, to make changes to advertising copy on short notice, to publicize special product promotions and to take advantage of new products and unexpected market developments on a timely basis. The Registrant utilizes the services of outside marketing consultants to assist in certain advertising campaigns and image development programs.

OPERATIONS

         SUPPLIERS, PURCHASING AND DISTRIBUTION:

         The Registrant has no long-term merchandise purchase contracts or commitments. The Registrant acquires its products from approximately 150 manufacturers, five of which accounted for approximately 53% of the Registrant's total product purchases during the fiscal year ended January 31, 1999. Such five manufacturers were Alpine, Mitsubishi, Panasonic, Sony and Yamaha. Management believes that competitive sources of supply would be available for most of the Registrant's products in the event that one or more of its sources were no longer available. However, a loss of a primary source of supply could have an adverse impact on the Registrant and, to the extent that the unavailable source was for a product line for which the Registrant was the primary distributor in its markets, the Registrant most likely would only be able to replace these products with products that were widely available in its markets.

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

         Substantially all inventory purchased by the Registrant is shipped directly to its central distribution facility located in Deerfield Beach, Florida. Such facility is currently the central distribution facility for its stores. Inventory is also shipped to and distributed from the Registrant's support warehouses located in Tampa and Orlando, Florida, which service the West Coast Stores and Central Florida Stores, respectively. Each store receives shipments of inventory from the central distribution and/or support warehouse facilities at least three times a week and sometimes on a daily basis, thereby increasing availability to customers by enabling each store to maintain reasonable inventories of all products and to promptly replenish inventories of fast moving products. The Registrant believes that its distribution system allows it to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately
3.6 and 3.7 times during the fiscal years ending January 31, 1999 and 1998, 4.0 and 3.9 times during the transition periods ended January 31, 1998 and 1997, and 4.1, and 4.3, times during the fiscal years ended June 30, 1997, and 1996.

         The Registrant's management information system tracks current levels of sales, inventory, purchasing and other key information and provides management with information, which facilitates merchandising, pricing, sales management and the management of warehouse and store inventories. This system enables management to review and analyze the performance of each of its stores and sales personnel on a periodic basis. The central purchasing department of the Registrant monitors current sales and inventory at the stores on a daily basis. In addition, the Registrant currently completes a physical inventory approximately three times a year and in between such physical inventories it periodically conducts a cycle count on selected categories of inventory. The purchasing department also establishes the level of inventory required at each store and handles the replenishment of store inventory based on the current delivery or replenishment schedule.

         SALES AND STORE OPERATIONS:

         Sales to customers are primarily made on a cash and bank credit card basis. In addition, customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card, which the Registrant makes available to its customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company without recourse to the Registrant. The Registrant also periodically, as part of its promotional activities, makes special financing programs available to its customers. Some of these programs may utilize a vendor issued credit card. The cost of such special financing programs is borne by the Registrant. However, certain of the Registrant's vendors periodically participate with and support the Registrant in the cost of financing promotions.

         Each full size store has its own management structure consisting of a full time general manager having overall responsibility at each location and a full time operations manager under such general manager. The Registrant's stores also have an individual in charge of the mobile electronics department. Each general manager's and operations manager's compensation is dependent in part on the store's gross profit. As of April 20, 1999, approximately 330 sales personnel working at the stores were compensated on a commission basis. Commission payment plans vary depending upon the type, price and/or gross margin of the product. A single store manager manages the Bang & Olufsen concept stores.

         The Registrant's sales management group consists of three regional sales vice presidents, each overseeing several stores, all of whom report to the Chief Executive Officer. In addition, there are two mobile electronics regional sales directors each of whom oversee approximately one half of the stores. This structure is designed to improve decision making and communication throughout the Registrant's structure. Historically, the Registrant has generally experienced employee stability with many sales persons moving up to positions of greater responsibility, although the Registrant does experience some turnover of employees particularly during the early term of their employment. See "Employees" in this ITEM 1.

         Merchandise sold at a store is generally delivered to the customer at the store at the time of sale, with the exception of certain projection and large direct view televisions, home entertainment furniture and integrated systems for which the Registrant offers home delivery and installation service. In addition, the Registrant offers custom home audio and video installation service. The Registrant also installs car audio systems, car security systems and car navigation systems in all of its full size stores.

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

         The Registrant offers, through an unrelated insurance company on a non-recourse basis, an extended warranty contract for most of the audio, video and other merchandise it sells, whereby a customer is provided coverage beyond the warranty period covered by the manufacturer. The Registrant collects the retail sales price of the extended warranty contract from the customer and remits the customer information and the Registrant's cost for the contract to the insurance company. The warranty obligation is solely the responsibility of the insurance company, since the contract is between the customer and the insurance company. As an authorized service center for the insurance company, the Registrant may also perform the services required under the extended warranty contracts for which it is separately paid by the insurer. Gross margins from the sale of extended warranty contracts are higher than gross margins from the sale of the Registrant's other products. Revenues from the sale of extended warranty contracts have historically averaged 4% to 6% of sales. See note (1)(j) of Notes to Consolidated Financial Statements.

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

EXPANSION

         During fiscal period ended January 31, 1999, the Registrant opened two new full size stores, one in Tallahassee and one in North Palm Beach, in November 1998 and two mall based concept stores in February and December 1998, and did not close any stores. Accordingly, as of January 31, 1999, it operated 24 full size stores and 2 mall based concept stores. These concept stores sell a single vendor's high-end electronics and related accessories.

         During fiscal year 2000, the Registrant currently plans to open up to one additional store in Florida markets which have been determined to be of sufficient size and demographics to support the typical 15,000 square foot facility. In addition, the Registrant plans to relocate the remaining smaller West Coast store in order to increase the size of that store to its current format. Each of the new facilities will contain approximately 15,000 gross square feet. The Registrant is also exploring additional sites for its concept store format. The Registrant expects to continue to explore the opening of new stores in geographic areas within its existing Florida distribution network and/or advertising radius in order to realize efficiencies and cost benefits as a result of the Registrant's clustering of stores.

         Management estimates that as of this time the cost (other than initial inventory) of opening an additional store or relocating a store built to suit for the Registrant by an owner or landlord is approximately $850,000 to $1,100,000. Management also currently estimates that, if the Registrant acquires an existing store location, it will cost between $900,000 and $1,200,000 to retrofit such property. Management estimates initial inventory cost for a new store to be approximately $1,000,000.

         The extent of any future expansion within or outside Florida is dependent on the Registrant's operating performance and the availability of sufficient financing, together with future general economic and business conditions. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - Liquidity and Capital Resources."

SEASONALITY

         Historically, the Registrant has realized greater sales and profits during the holiday selling season. The Registrant's marketing strategy and, in particular, its year round use of newspaper, television and radio advertising, catalogs, direct mail and promotions (including, without limitation, vendor specific promotional sales in selected months), attempts to minimize the seasonality of the Registrant's business.

                  The following tables set forth the Registrant's quarterly net sales in dollars and as a percentage of annual net sales for the Fiscal Years ended January 31, 1999 and 1998, the transition periods ended January 31, 1998 and 1997, and the two fiscal years ended June 30, 1997 and 1996:


                                                         NET SALES
                                                         ---------
   FISCAL YEAR              1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
      ENDED                 (FEBRUARY -            (MAY -            (AUGUST -          (NOVEMBER -            TOTAL
   JANUARY 31,                APRIL)               JULY)              OCTOBER)            JANUARY)            FOR YEAR
   -----------                ------               -----              --------            --------            --------
                                                              (Dollars in Thousands)
1999 .................     $33,648               $33,518             $34,423             $53,002            $154,591
     .................       21.8%                 21.7%               22.2%               34.3%              100.0%

1998 .................     $33,206               $33,347             $36,282             $48,808            $151,643
     .................       21.9%                 22.0%               23.9%               32.2%              100.0%

                                                         NET SALES
                                                         ---------
   TRANSITION               1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
  PERIOD ENDED              (FEBRUARY -            (MAY -            (AUGUST -          (NOVEMBER -            TOTAL
   JANUARY 31,                APRIL)               JULY)*             OCTOBER)            JANUARY)            FOR YEAR
   -----------                ------               -----              --------            --------            --------
                                                              (Dollars in Thousands)
1998 .................        N/A                $11,703            $36,282             $48,808             $96,793
     .................        N/A                  12.1%              37.5%               50.4%              100.0%

1997 .................        N/A                $14,031            $38,418             $48,324            $100,773
     .................        N/A                  13.9%              38.1%               48.0%              100.0%

* Due to the change in fiscal year, this partial quarter represents only the month of July.

                                                         NET SALES
                                                         ---------
  FISCAL YEAR               1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
     ENDED                    (JULY -            (OCTOBER -          (JANUARY -           (APRIL -             TOTAL
    JUNE 30,                SEPTEMBER)           DECEMBER)             MARCH)              JUNE)              FOR YEAR
    --------                ----------           ---------             ------              -----              --------
                                                              (Dollars in Thousands)
1997 ...............        $40,351              $47,724             $35,431             $32,117            $155,623
     ...............          25.9%                30.7%               22.8%               20.6%              100.0%

1996 ...............        $44,165              $53,260             $39,079             $32,481            $168,985
     ...............          26.1%                31.5%               23.1%               19.3%              100.0%

SERVICEMARKS

         The Registrant has registered the "Sound Advice" name in Florida. It has not registered the "Sound Advice" name with the United States Patent and Trademark Office. The Registrant is not aware of any adverse claims concerning the Registrant's use of the "Sound Advice" name.

COMPETITION

         The brand-name home entertainment and consumer electronics business is, and can be expected to remain, highly competitive, with price, customer service and financing plans or programs being the main competitive factors. The Registrant believes that it competes effectively on the basis of such factors and its product mix has been selected to include higher-end audio and video products not generally offered by many of its competitors. During fiscal years 1996 and 1997 and to a much lesser extent in the transition period ending January 31, 1998 and fiscal year ended January 31, 1999 the Registrant reduced its offering of certain widely available low margin products in order to focus on more fully-featured products in those categories where the Registrant believes there is less competition. The Registrant's principal competitors include other retailers specializing in similar products, department stores, discount stores, mass merchandisers and specialty stores. Many of the Registrant's competitors are national in scope and have greater financial resources than the Registrant.

EMPLOYEES

         As of April 20, 1999, the Registrant employed approximately 730 persons, of whom approximately 520 were commissioned persons, including approximately 80 car stereo and mobile installers, 36 service department technicians and 74 delivery and custom installers. Substantially all of the Registrant's employees are full-time. The Registrant's employees are not unionized and it has never experienced a strike or work stoppage. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES.

         The Registrant's 26 stores are located in four geographic areas on the east and west coasts of Florida, in north central Florida and in Jacksonville, Florida. Most of the Registrant's stores are between 15,000 and 17,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and car audio and accessory installation. The stores are generally located either in freestanding buildings or in multi-store shopping centers. The stores are generally close to regional malls or in shopping districts. The following map displays the locations of the Registrant's 24 full size stores and 2 concept stores:

                                 STORE LOCATIONS

A map of Florida indicates the general location of the Registrant's 26 stores in the four geographic areas.

JACKSONVILLE STORES                           EAST COAST STORES
Jacksonville (Regency)                        West Palm Beach
Jacksonville (Orange Park)                    Boca Raton
Tallahassee                                   North Palm Beach
                                              Ft. Lauderdale
                                              Plantation
CENTRAL FLORIDA STORES                        Hollywood
Orlando (East Colonial)                       Aventura
Orlando (Sandlake)                            Hialeah Gardens
Altamonte Springs)                            Coral Gables
                                              West Kendall
WEST COAST STORES                             South Kendall
St. Petersburg
Tampa (2)                                     CONCEPT STORES - BANG & OLUFSEN
Clearwater                                    Boca Raton
Sarasota                                      Aventura
Fort Myers
Naples

         All of the Registrant's 26 stores are currently leased, one of which is accounted for as a capital lease. Leases expire on various dates between 1999 and 2014, without giving effect to renewal options. The average unexpired lease term of the Registrant's stores including renewal options is approximately 18 years.

         Generally, the full size store leases provide for a base rental with cost of living adjustments or stipulated annual percentage increases or a combination thereof. The leases for the concept stores provide for a base rental with cost of living adjustments or annual percentage increases and a percentage of sales upon attainment of a certain level of sales. Currently the level of sales requiring percentage rent has not been obtained. In addition, the leases generally require the Registrant to pay all or a portion of the real estate taxes and assessments, utilities, insurance and/or common area and interior maintenance and repairs. See notes (8) and (9) of Notes to Consolidated Financial Statements.

         The Registrant's headquarters are located in a 53,850 square foot facility which contains its executive offices, accounting, data processing, purchasing and advertising operations and service and repair center. The lease expires in June 2000 (exclusive of two five-year renewal options). The Registrant's 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of its corporate headquarters. The lease for such facility expires in May 2000 (exclusive of one five-year renewal option). The Registrant's sales training center is located in the Hollywood store facility.

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

         The Registrant's former Ft. Lauderdale store was used for car installations, with the balance of such building having been leased to a nonaffiliated company for a term of five years. The car installation facility has been incorporated into the Ft. Lauderdale store and this property has been placed for sale.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is from time to time involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Registrant are generally covered by insurance. The Registrant believes that none of these claims will have a material adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the information regarding executive officers of the Registrant called for by Item 401 of Regulation S-K is hereby included in Part I of this report.

          The following table sets forth the name, age (as of April 20, 1999) and position(s) held by each executive officer of the Registrant:

NAME                     AGE      POSITION(S) WITH REGISTRANT
----                     ---      ---------------------------
Peter Beshouri           44       Director, Chairman of the Board, President and
                                  Chief Executive Officer

Michael Blumberg         50       Director, Senior Vice President and Secretary

Christopher O'Neil       45       Executive Vice President, Chief Operating
                                  Officer and Assistant Secretary

Kenneth L. Danielson     48       Chief Financial and Accounting Officer and
                                  Treasurer

          The Registrant's officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

          PETER BESHOURI, who has been an employee of the Registrant since 1974, has served as Chairman of the Board and Chief Executive Officer of the Registrant since August 1982. Prior thereto he was the general sales manager of the Registrant, as well as having served as a store manager and district manager. He was elected President of the Registrant in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with the Registrant and a former chief financial officer of the Registrant, voluntarily agreed with the Securities and Exchange Commission ("SEC"), without admitting or denying any wrongdoing, to the entry of a cease and desist order by the SEC concerning the Registrant's Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in such order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with the Registrant violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. No censure, fine or penalty was imposed by the SEC on Mr. Beshouri.

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

          CHRISTOPHER O'NEIL joined the Registrant in 1979 as a car audio buyer. He was elected Vice President Purchasing of the Registrant in May 1986, Vice President - Car Audio Purchasing in May 1989 and his title was changed to Vice President/Purchasing in May 1990. Effective February 1992, Mr. O'Neil was elected Executive Vice President and Chief Operating Officer of the Registrant. In his current position, his principal responsibilities are the supervision of service, warehouse, distribution, security and product support functions for the Registrant's stores. Since December 1990, Mr. O'Neil has also served as an Assistant Secretary of the Registrant.

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


                      FISCAL YEAR ENDED                   PRICES
                        JUNE 30, 1997
QUARTER                    PERIOD                 HIGH             LOW
-------                    ------                 ----             ---
First               07/01/96 To 09/30/96          2-1/4            1-1/4
Second              10/01/96 To 12/31/96          2                1-3/16
Third               01/01/97 To 03/31/97          2-5/8            1-3/8
Fourth              04/01/97 To 06/30/97          2-3/8            1-1/4

                  TRANSITION PERIOD ENDED                 PRICES
                     JANUARY 31, 1998
QUARTER                    PERIOD                 HIGH             LOW
-------                    ------                 ----             ---
Second                Partial 07/31/97            2-5/8            1-7/8
Third               08/01/97 To 10/31/97          2-5/8            1-3/8
Fourth              11/01/97 To 01/31/98          2                1-1/8

                      FISCAL YEAR ENDED                   PRICES
                      JANUARY 31, 1999
QUARTER                    PERIOD                 HIGH             LOW
-------                    ------                 ----             ---
First               02/01/98 To 04/30/98          3-9/16           1-1/8
Second              05/01/98 To 07/31/98          4-3/8            2-1/4
Third               08/01/98 To 10/31/98          3-11/16          1-15/16
Fourth              11/01/99 To 01/31/99          4-27/32          2

          As of April 26, 1999, there were 175 holders of record of the Common Stock, and, based upon information previously provided to the Registrant by depositories and brokers, the Registrant believes it has in excess of 1,000 beneficial owners.

DIVIDEND POLICY

          The Registrant has never paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future. The Registrant has been and continues to be prohibited under its revolving credit facility from paying cash dividends. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Liquidity and Capital Resources."


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

          Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Common Stock (or 10% of such Common Stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Board of Directors of the Registrant. The Rights will expire on May 4, 2007. There are currently 3,728,894 Rights outstanding. See note (5) of Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA.

          The selected financial data for the fiscal years ended January 31, 1999 and 1998, transition periods ended January 31, 1998 and 1997, and the fiscal years 1997, 1996, and 1995 should be read in conjunction with the Consolidated Financial Statements and related notes and independent auditors' report appearing elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                   FISCAL YEARS         TRANSITION PERIODS       FISCAL YEARS ENDED JUNE 30,
                                                 ENDED JANUARY 31,       ENDED JANUARY 31,
                                                 1999        1998        1998        1997        1997        1996        1995
                                                 ----        ----        ----        ----        ----        ----        ----
          OPERATING STATEMENT DATA                               (Amounts in Thousands Except Per Share Data)
Net Sales                                     $154,591    $151,643     $96,793    $100,773    $155,623    $168,985    $190,504
Cost of Goods Sold                             101,360     102,208      65,822      69,220     105,605     119,775     134,800
                                               -------     -------      ------     -------     -------     -------     -------
Gross Profit                                    53,231     49,436       30,971      31,553      50,018      49,210      55,704

Selling, General and
Administrative Expenses                         49,893     49,122       29,903      29,827      49,045      52,393      54,502

Loss Due To Impairment of Asset (1)                -          -            -          -            -           -           400

Income (Loss) From Operations                    3,338        314        1,068       1,726         973      (3,183)        802

Other Income (Expense):
Interest Expense                                (1,417)    (1,562)        (897)       (891)     (1,556)     (1,526)     (1,425)
Provision for Shareholder
Settlement (2)                                     -          -            -           -           -           -            56
Other Income (Expense)                              96        120           48          31         101          (4)        (66)
                                               -------     -------      ------     -------     -------     -------     -------
Income (Loss) Before Income
Taxes (Benefit)                                  2,017      (1,128)        219         866        (482)     (4,713)       (633)
Income Taxes (Benefit)                           1,310       1,089       1,175         475         389        (486)       (152)
                                               -------     -------      ------     -------     -------    --------     -------
Net Income (Loss)                             $   707     $(2,217)     $  (956)   $    391     $  (871)    $(4,227)    $  (481)
                                               ======      =======      ======     =======     =======     =======     =======
Basic Earnings (Loss)
Per Share (3)                                 $   .19     $  (.59)     $  (.26)   $    .10     $  (.23)    $ (1.13)    $  (.13)
                                               ======      =======     =======     =======      =======    =======     =======
Diluted Earnings (Loss)
Per Share (3)                                 $   .18     $  (.59)     $  (.26)   $    .10     $  (.23)    $ (1.13)    $  (.13)
                                               ======      =======      ======     =======      =======    =======     =======
Weighted Average Shares - Basic                 3,730        3,729       3,729       3,729        3,729      3,729       3,729
Weighted Average Shares - Diluted               3,965        3,729       3,729       3,729        3,729      3,729       3,729

                                                FISCAL YEAR          TRANSITION PERIOD       FISCAL YEARS ENDED JUNE 30,
                                             ENDED JANUARY 31,       ENDED JANUARY 31,
                                                   1999                    1998              1997        1996       1995
                                                   ----                    ----              ----        ----       ----
           BALANCE SHEET DATA                         (Amounts in Thousands Except Per Share Data)
Current Assets                                  38,987                  37,546             32,515      34,645      39,141
Current Liabilities                             34,225                  31,960             24,724      26,019      29,107
Working Capital                                  4,762                   5,586              7,791       8,625      10,084
Total Assets                                    55,217                  51,789             46,550      49,056      56,702
Borrowing Under Revolving
Credit Facility                                 13,776                  10,700             11,875       9,100       8,677
Current Maturities of Long Term
Debt (Included in Current
Liabilities)                                       467                     593                171         161       2,674
Long Term Debt (Excluding Current
Maturities)                                        -                        53                575         746         908
Shareholder's Equity                            16,058                  15,342             16,298      17,169      21,396

STORE DATA:
Number of Stores Open at End of Period:
    Full Size Stores                                24                      22                 21          21          21
    Concept Stores                                   2                       -                  -           -           -
Weighted Average Net Sales Per
Store (4)                                        6,789                   4,549              7,411       8,047       9,261

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

(3) In December 1997, the Registrant adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculations of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed using the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provision of this statement.

(4) Weighted average net sales per store represents net sales of full size stores for the period divided by the number of full size stores open during the period, weighted to account for stores open for only a portion of the period. The transition period ended January 31, 1998 includes sales for a seven month period. Net sales of the concept stores have not been included in this calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW - FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998, AND
1998 AND 1997.

The following tables set forth for fiscal years ended January 31, 1999 and 1998 and the transition periods ended January 31, 1998 and 1997 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated period in the prior year.

                                ITEMS AS A PERCENTAGE          ITEMS AS A PERCENTAGE             PERIOD TO PERIOD
                                      OF NET SALES                  OF NET SALES                PERCENTAGE INC/DEC
                                                                                             FISCAL YEAR   TRANSITION
                                     FISCAL YEARS               TRANSITION PERIODS              ENDED     PERIOD ENDED
                                   ENDED JANUARY 31,             ENDED JANUARY 31,                  JANUARY 31,
                                   1999        1998              1998         1997              98-99           97-98
                                   ----        ----              ----         ----              -----           -----
                                             (unaudited)                    (unaudited)
Net Sales                        100.0 %         100.0 %        100.0 %        100.0 %           1.9 %          (3.9)%
Cost of Goods Sold                65.6            67.4           68.0           68.7             (.8)           (4.9)
                                --------       -------        ---------      ---------
Gross Profit                      34.4            32.6           32.0           31.3             7.7            (1.8)

Selling, General and
Administrative Expenses           32.2            32.4           30.9           29.6             1.6             0.3
                                --------       -------        ---------      ---------
Income from Operations             2.2              .2            1.1            1.7           964.4           (38.1)

Other Income (Expenses):
   Interest Expense                (.9)           (1.0)          (0.9)          (0.9)           (9.2)            0.6
   Other Expenses, Net              *               .1             *              *               *               *
                                --------       -------        ---------      ---------
                                   1.3             (.7)           0.2            0.8             **            (74.7)
                                --------       -------        ---------      ---------
                                   0.5 %          (1.5)%         (1.0)%          0.4 %           **  %        (344.7)%
                                =======        =======        =========      =========

* Negligible

FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO PRIOR FISCAL YEAR ENDED JANUARY 31, 1998

         Net sales for the fiscal year ended January 31, 1999 were approximately $154,591,000, an increase of $2,947,000 or 1.9% over the comparable period in the prior year. The overall increase in sales is primarily attributable to the addition of two new full size stores in November 1998 and two Bang & Olufsen concept stores in February 1998 and December 1998. Sales increased in the categories of audio and video and were partially offset by decreases in cell phones, personal electronics, extended warranties and mobile electronics. Comparable store sales as adjusted for the new stores opened during fiscal 1999 decreased 3.2% for the fiscal year ended January 31, 1999 as compared to the corresponding period in the prior year. The Registrant's operations, in common with other retailers in general, are subject to seasonal influences.

Historically, the Registrant has realized greater sales and profits during the holiday selling season, which are included in the fourth quarter of the Registrant's fiscal year.

         Gross profit increased by approximately $3,795,000 or 7.7% in the fiscal year ended January 31, 1999 over the comparable period in the prior year. The increase in gross profit is attributable to the Registrant's sales mix of higher margin categories, which include the introduction of new digital audio and video products and the increase in overall sales. The gross profit percentage was 34.4% in the fiscal year ended January 31, 1999 as compared to 32.6% in the corresponding period ended January 31, 1998. The increase in gross profit percentage is directly related to the Registrant's sales mix of higher margin categories that include the introduction of digital technology based products coupled with a reduction of sales in lower margin categories.

         Selling, general and administrative expenses (SG&A) for the fiscal year ended January 31, 1999 were approximately $49,893,000, an increase of $771,000 or 1.6% over the comparable period in the prior year. The primary reason for the increase in SG&A expense is increased sales commissions on the increase in gross profit. SG&A as a percentage of net sales decreased to 32.3% in the fiscal year ended January 31, 1999 from 32.4% in the comparable period of the prior year. The percentage decrease is attributable to overall SG&A expenses increasing at a reduced rate as compared to the growth in overall sales.

         Interest expense for the fiscal year ended January 31, 1999 was $1,417,000, a reduction of $145,000 from the corresponding period in the prior year. The overall reduction is primarily reflective of a lower effective interest rate on the Registrant's revolving credit facility on an increased level of borrowing in relation to the comparable periods in the prior fiscal year.

         In the fiscal year ended January 31, 1999 the Registrant recorded an income tax provision in the amount of $1,310,000 which included an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. As a result, the Registrant had an effective income tax rate of approximately 64.9% for the fiscal year ended January 31, 1999.

         Net income for the fiscal year ended January 31, 1999 was approximately $707,000 or $.19 per share as compared to a net loss of approximately $2,217,000 on $.59 per share in the comparable period of the prior year.

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

         Gross profit decreased by approximately $582,000 or 1.8% in the transition period ended January 31, 1998 compared to the corresponding transition period in the prior year. The reduction in gross profit is primarily related to the reduction in net sales, net of the increase in gross profit percentage. The gross profit percentage was 32.0% in the twelve months ended January 31, 1998. The gross profit percentage was 31.3% in the twelve months ended January 31, 1997. The increase in gross profit percentage is directly related to the Registrant's sales mix of higher margin product categories.

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

         In the transition period ended January 31, 1998, the Registrant recorded an income tax provision in the amount of $1,175,000 which included an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets. As a result, the Registrant had an effective income tax rate of approximately 536.0% for the seven months ended January 31, 1998. The Registrant had an income tax rate of approximately 54.9% for the twelve months ended January 31, 1997.

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

OVERVIEW - FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

         The following tables set forth for fiscal years ended June 30, 1997 and 1996 (i) certain items in the Registrant's statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year.

                                                   ITEMS AS A PERCENTAGE                PERIOD TO PERIOD PERCENTAGE
                                                        OF NET SALES                       INCREASE / (DECREASE)
                                                  FOR YEARS ENDED JUNE 30,               FOR YEARS ENDED JUNE 30,
                                                    1997                1996                    1996-1997
                                                    ----                ----                    ---------
Net Sales                                          100.0  %            100.0  %                   (7.9)  %
Cost of Goods Sold                                  67.9                70.9                     (11.8)
                                                   -----               -----
Gross Profit                                        32.1                29.1                       1.6

Selling, General and
Administrative Expenses                             31.5                31.0                      (6.4)


Income (Loss) from
Operations                                           0.6                (1.9)                    130.6

Other Income (Expense):
   Interest Expense                                 (1.0)               (0.9)                      2.0
   Other Expenses, Net                                .1                 *                     2,937.1
                                                   -----               -----
Income (Loss) before
Income Taxes (Benefit)                              (0.3)               (2.8)                    (89.8)
                                                   -----               -----
                                                    (0.6)%              (2,5)%                   (79.4)  %

*    Negligible
**   Not Meaningful

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales for the fiscal year ended June 30, 1997, were approximately $155,623,000, a decrease of approximately $13,362,000 or 7.9% over the prior fiscal year. The decrease in net sales overall is primarily attributable to the Registrant's decision to eliminate personal computers and other non-performing low margin products from the product mix along with reduced sales of cellular telephones, personal electronics and VCRs. Comparable store net sales decreased 8.6% in fiscal year 1997 compared to fiscal year 1996. The comparable store net sales were adjusted to exclude the store relocated to a full size store in November 1996. The Registrant's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Registrant has realized more of its net sales and operating income in the second quarter ending in December.

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

         Selling, general and administrative expense ("SG&A") for the fiscal year ended June 30, 1997, was approximately $49,045,000, a decrease of approximately $3,349,000 or 6.4% over the prior fiscal year. The overall decrease is primarily attributable to cost reduction programs initiated by the Registrant primarily in the areas of advertising and personnel expense and the elimination of personal computers from the product mix in fiscal 1996. Since a sizeable amount of these reductions were associated with the elimination of expenses associated with sales of personal computers, it is anticipated that future expense reductions in this area will not be as significant. However, the Registrant continues to monitor and control expenses in its effort to reduce the overall level of SG&A. The Registrant's efforts are now being directed at the improvement of operational processes to attempt to generate reduced costs. In addition, costs, which are relatively fixed in nature, are being reviewed and analyzed for potential reduction or elimination. SG&A as a percentage of net sales increased slightly to 31.5% from 31.0% in the prior fiscal year. The percentage increase is directly attributable to the reduction in net sales from the previous fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

         In May 1994, the Registrant obtained a five-year term loan of approximately $1,608,000 from General Electric Capital Corporation ("GECC") for the purpose of financing a new management information system and related communications equipment. The interest rate under the GECC financing is based upon a short-term commercial paper rate plus 259 basis points. The Registrant has the option to convert to a fixed interest rate loan based on certain Treasury Note rates tied to the then remaining term of the loan plus 310 basis points. The repayment of such financing was collateralized by the management information system and related communications equipment. The outstanding principal amount of the GECC financing was reduced to approximately $575,000 in July 1995 as a result of the return of such management information system and the settlement with the vendor thereof and, as a result, is now repayable in consecutive monthly installments of principal and interest in the approximate amount of $13,800 each and a final installment of unpaid principal and interest due on May 1, 1999. The remaining unpaid balance of such financing remains collateralized by certain computer equipment. See note (3)(b) of Notes to Consolidated Financial Statements.

         The Registrant's ownership of its former Fort Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $415,000 at January 31, 1999. See "ITEM 2. PROPERTIES." Such loan bears interest at the rate of 1% above the prime rate of such lender (such lender's prime rate was 7.75% at January 31, 1999) and is payable in twenty five consecutive monthly installments of principal in the amount of $1,779 each, together with accrued interest, and in one balloon principal payment of approximately $381,000, together with any accrued and unpaid interest, due on September 15, 2001. Such balloon payment obligation will be repaid through funds available under the Revolving Credit Facility, refinancing of the mortgage or sale of the property. See note (3)(b) of Notes to Consolidated Financial Statements.

         The Registrant's amended $25,000,000 revolving credit facility expires on July 31, 2001. The terms of the facility allow the Registrant to borrow, repay, and reborrow based upon a borrowing base equal to the lesser of 70% of eligible inventory (as defined) at cost or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1% and allows for a LIBOR pricing option for one, two, three or six month periods at 2.5% over the corresponding LIBOR rate for the respective period. The interest rate is eligible for a .25% reduction in 1999 provided certain conditions are met. The Registrant pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375% per annum. The Registrant is required to pay an annual facility fee of $50,000 per annum.

         The amended revolving credit facility contains various affirmative and negative covenants including those requiring the Registrant to maintain a quarterly ratio of current assets to current liabilities of not less than 1.0 to
1.0 and maintain working capital at the end of each quarter of at least $2,000,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

         Borrowings under the revolving credit facility are collateralized by the Registrant's assets including depository accounts, receivables, inventory, property and equipment and intangible assets.

         The interest rate under the Registrant's revolving credit facility fluctuated between 7.30% and 9.50% during the fiscal year ended January 31, 1999. The 7.30% rate is a result of the LIBOR pricing option included as part of the amendment of the revolving credit facility. As of January 31, 1999, the outstanding borrowings under the Registrant's revolving credit facility were $13,776,000. The increase of approximately $3,076,000 in outstanding borrowing in the fiscal year ended January 31, 1999 is primarily attributable to funds used to retrofit the properties for its store expansion in fiscal 1999 as well as renovate certain existing stores.

         Net cash provided by operating activities was approximately $2,446,000 for the fiscal year ended January 31, 1999 resulting primarily from cash flows generated from net income and depreciation and amortization which were reduced by increases in receivables and a decrease in accounts payable totaling $2,318,000. In connection with the Registrant's store expansion program, $5,435,000 of capital expenditures were incurred and funded from the $2,446,000 in net cash flows generated from operations and a $3,076,000 net increase in borrowings under the revolving credit facility. The Registrant had working capital of approximately $4,722,000 as of January 31, 1999, a decrease of approximately $864,000 from January 31, 1998. The decrease in working capital results primarily from the increases in borrowing under the Registrant's revolving credit facility of $3,076,000 which was partially offset by increases in accounts receivable of $1,464,000 and a reduction in accounts payable of $854,000.

         The Registrant currently believes that funds from the Registrant's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal year 2000. However, in order to complete the store expansion and store relocation currently planned in fiscal 2000, the Registrant may need to seek additional financing sources. In that regard, the Registrant is exploring additional financing sources in connection with the expansion and store relocation. See "Expansion" in ITEM 1. The Registrant may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal year 2000.

YEAR 2000 ISSUE

         The year 2000 issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, including possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the year 2000 issue.

         The Registrant is executing a plan to identify and address any possible business related to the impact of the year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the year 2000 issue in multiple phases, including (i) determining an initial inventory of the

Registrant's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be year 2000 compliant, (iii) testing of systems and equipment to determine year 2000 compliance, (iv) remediation and implementation of systems and equipment, and
(v) contingency planning to assess reasonably likely worst case scenarios. The initial inventory and assessment of the Registrant's systems has been completed. Action plans are being developed to address systems and equipment that are currently non-compliant. Implementation of the required changes is expected to be complete by October 1999.

         Incremental costs, which include costs associated with internal resources to modify existing systems in order to achieve year 2000 compliance are charged to expense as incurred. The Registrant does not expect the cost of making the required system changes to exceed $150,000. The anticipated cost of the project and the dates on which the Registrant believes it will complete the year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems.

         With respect to the Registrant's suppliers and vendors, the Registrant is in the process of contacting suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems and operations are year 2000 compliant in a timely manner. The Registrant's year 2000 issues and any potential business interruptions, costs, damages or loses related thereto, are also dependent upon the year 2000 compliance of other third parties. To date, the Registrant is unable to determine whether it will be materially affected by the failure of any of its suppliers, vendors, or other third parties to be year 2000 compliant. The Registrant believes that its compliance efforts have and will reduce the impact on the Registrant of any such failures. Failure of any third parties with which the Registrant interacts to achieve year 2000 compliance could have a material adverse effect on the Registrant's business, financial condition and results of operations.

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Registrant's suppliers, vendors and other third parties are expected to be completed by October 1999. The Registrant's risk management program included emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential year 2000 issue. Contingency plans to protect the Registrant from year 2000 related interruptions are also being developed and are expected to be completed by October 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

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

INTEREST RATES

         The Registrant's exposure to market risk for changes in interest rates is limited to its outstanding borrowings at January 31, 1999. Based on the Registrant's outstanding borrowings, a one percent change in the average effective interest rate would have an effect on income before income taxes of approximately $142,000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Registrant's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 1999.

                                                Sound Advice, Inc.

                                                By: /s/ PETER BESHOURI
                                                    ----------------------------
                                                    Peter Beshouri, Chairman of
                                                    the Board, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                          TITLE                          DATE
               ---------                          -----                          ----
                                          CHAIRMAN OF THE BOARD
 /s/ PETER BESHOURI               PRESIDENT AND CHIEF EXECUTIVE OFFICER     APRIL 28, 1999
----------------------------          (PRINCIPAL EXECUTIVE OFFICER)
PETER BESHOURI

                                                DIRECTOR,
 /s/ MICHAEL BLUMBERG                     SENIOR VICE PRESIDENT             APRIL 28, 1999
----------------------------                  AND SECRETARY
MICHAEL BLUMBERG

 /s/ G. KAY GRIFFITH                            DIRECTOR                    APRIL 28, 1999
----------------------------
G. KAY GRIFFITH

 /s/ WILLIAM HAGERTY, IV                        DIRECTOR                    APRIL 28, 1999
---------------------------
WILLIAM HAGERTY, IV

 /s/ HERBERT A. LEEDS                           DIRECTOR                    APRIL 28, 1999
----------------------------
HERBERT A. LEEDS

 /s/ GREGORY STURGIS                            DIRECTOR                    APRIL 28, 1999
----------------------------
GREGORY STURGIS

                                         CHIEF FINANCIAL OFFICER
 /s/ KENNETH L. DANIELSON                     AND TREASURER                 APRIL 28, 1999
----------------------------            (PRINCIPAL FINANCIAL AND
DANIELSON, KENNETH L.                      ACCOUNTING OFFICER)

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                Table of Contents

                                                                     PAGE
                                                               -----------------

Independent Auditors' Report                                   F-2

Consolidated Financial Statements:
Consolidated Balance Sheets                                    F-3
Consolidated Statements of Operations                          F-4
Consolidated Statements of Changes in Shareholders' Equity     F-5
Consolidated Statements of Cash Flows                          F-6
Notes to Consolidated Financial Statements                     F-7 to F-22

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts                S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiary (the "Company") as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended January 31, 1999, the seven-month period ended January 31, 1998 and the years ended June 30, 1997 and 1996. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiary as of January 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended January 31, 1999, the seven-month period ended January 31, 1998 and the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG LLP

Fort Lauderdale, Florida
April 23, 1999

                        SOUND ADVICE, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                            January 31, 1999 and 1998

                                                                       JANUARY 31,          JANUARY 31,
                     ASSETS                                               1999                 1998
                                                                      -----------          -----------
Current assets:
    Cash                                                            $   1,384,051            1,421,392
    Receivables:
       Vendors                                                          5,376,641            3,964,078
       Trade                                                              868,378              883,832
       Employees                                                          339,451              215,411
                                                                      -----------          -----------
                                                                        6,584,470            5,063,321

       Less allowance for doubtful accounts                               440,900              384,100
                                                                      -----------          -----------
                                                                        6,143,570            4,679,221

    Inventories, net                                                   30,987,826           31,027,992
    Prepaid and other current assets                                      472,122              362,078
    Income taxes receivable                                                    --               55,000
                                                                      -----------          -----------
            Total current assets                                       38,987,569           37,545,683

Property and equipment, net                                            16,006,704           13,977,184

Other assets                                                              115,040              134,012

Goodwill, net                                                             107,729              132,179
                                                                      -----------          -----------
                                                                    $  55,217,042           51,789,058
                                                                      ===========          ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Borrowings under revolving credit facility                      $  13,775,936           10,700,152
    Accounts payable                                                   12,310,092           13,163,813
    Accrued liabilities                                                 7,671,639            7,502,918
    Current maturities of long-term debt                                  467,483              593,020
                                                                      -----------          -----------
            Total current liabilities                                  34,225,150           31,959,903

Long-term debt, excluding current maturities                                   --               53,483
Capital lease obligation                                                  797,180              805,113
Other liabilities and deferred credits                                  4,136,776            3,628,481
                                                                      -----------          -----------
            Total liabilities                                          39,159,106           36,446,980
                                                                      -----------          -----------
Shareholders' equity:
    Common stock; $.01 par value.  Authorized 10,000,000 shares;
       issued and outstanding 3,733,894 at January 31, 1999 and
       3,728,894 shares at January 31, 1998                                37,339               37,289
    Additional paid-in capital                                         11,067,455           11,058,655
    Retained earnings                                                   4,953,142            4,246,134
                                                                      -----------          -----------
            Total shareholders' equity                                 16,057,936           15,342,078

Commitments and contingencies
                                                                      -----------          -----------
                                                                    $  55,217,042           51,789,058
                                                                      ===========          ===========

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

        Fiscal year ended January 31, 1999, the seven-month period ended January 31, 1998 and the fiscal years ended June 30, 1997 and 1996

                                                                           TRANSITION
                                                         FISCAL YEAR         PERIOD                FISCAL YEAR
                                                        ------------       -----------     ------------------------------
                                                         JANUARY 31,       JANUARY 31,       JUNE 30,           JUNE 30,
                                                            1999              1998             1997               1996
                                                        ------------       -----------     -----------        -----------
Net sales                                               $154,590,933       96,792,912      155,623,213        168,984,777
Cost of goods sold                                       101,360,424       65,822,097      105,605,396        119,774,833
                                                         -----------       ----------      -----------        -----------
          Gross profit                                    53,230,509       30,970,815       50,017,817         49,209,944

Selling, general and administrative
    expenses                                              49,892,795       29,903,064       49,044,756         52,393,352
                                                         -----------       ----------      -----------        -----------
          Income (loss) from operations                    3,337,714        1,067,751          973,061         (3,183,408)

Other income (expense):
    Interest expense                                      (1,417,017)        (897,086)      (1,556,314)        (1,526,199)
    Other income (expense)                                    96,311           48,572          101,255             (3,569)
                                                         -----------       ----------      -----------        -----------
          Income (loss) before income taxes
            (benefit)                                      2,017,008          219,237         (481,998)        (4,713,176)

Income taxes (benefit)                                     1,310,000        1,175,000          389,000           (486,000)
                                                         -----------       ----------      -----------        -----------
          Net income (loss)                             $    707,008         (955,763)        (870,998)        (4,227,176)
                                                         ===========       ==========      ===========        ===========
Common and common equivalent per share amounts:
       Basic net income (loss) per share                $       0.19            (0.26)           (0.23)             (1.13)
                                                         ===========       ==========      ===========        ===========
       Diluted net income (loss) per share              $       0.18            (0.26)           (0.23)             (1.13)
                                                         ===========       ==========      ===========        ===========
Weighted average number of shares
    outstanding - basic                                    3,729,519        3,728,894        3,728,894          3,728,894
                                                         ===========       ==========      ===========        ===========
Weighted average number of shares
    outstanding - diluted                                  3,965,333        3,728,894        3,728,894          3,728,894
                                                         ===========       ==========      ===========        ===========

See accompanying notes to consoldiated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

        Fiscal year ended January 31, 1999, the seven-month period ended
       January 31, 1998, and the fiscal years ended June 30, 1997 and 1996

                                     COMMON STOCK
                                       NUMBER OF                    ADDITIONAL       RETAINED
                                        SHARES         AMOUNT    PAID-IN CAPITAL     EARNINGS          TOTAL
                                     ------------    --------    ---------------    ----------       ----------
Balance, June 30, 1995                 3,728,894     $ 37,289       11,058,655      10,300,071       21,396,015

    Net loss                                  --           --               --      (4,227,176)      (4,227,176)
                                       ---------       ------       ----------      ----------       ----------
Balance, June 30, 1996                 3,728,894       37,289       11,058,655       6,072,895       17,168,839

    Net loss                                  --           --               --        (870,998)        (870,998)
                                       ---------       ------       ----------      ----------       ----------
Balance, June 30, 1997                 3,728,894       37,289       11,058,655       5,201,897       16,297,841

    Net loss                                  --           --               --        (955,763)        (955,763)
                                       ---------       ------       ----------      ----------       ----------
Balance, January 31, 1998              3,728,894       37,289       11,058,655       4,246,134       15,342,078

    Net income                                --           --               --         707,008          707,008

    Issuance of common stock               5,000           50            8,800              --            8,850
                                       ---------       ------       ----------      ----------       ----------
Balance, January 31, 1999              3,733,894     $ 37,339       11,067,455       4,953,142       16,057,936

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

   Fiscal year ended January 31, 1999, the seven-month period January 31, 1998 and the fiscal years ended June 30, 1997 and 1996

                                                                                  TRANSITION
                                                                   FISCAL YEAR      PERIOD                FISCAL YEAR
                                                                  ------------   ------------    -----------------------------
                                                                   JANUARY 31,    JANUARY 31,      JUNE 30,         JUNE 30,
                                                                      1999           1998            1997             1996
                                                                  ------------   ------------    ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                            $     707,008       (955,763)       (870,998)      (4,227,176)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                              3,402,591      1,875,315       3,090,078        3,273,013
          (Gain) loss on disposition of assets                         (26,782)        --                 876           11,386
          Deferred income taxes                                             --        189,028         620,000          731,437
          Changes in operating assets and liabilities:
            Decrease (increase) in:
               Receivables                                          (1,464,349)    (1,126,066)        (24,347)       1,524,828
               Inventories                                              40,166     (3,238,742)       (202,149)       4,171,643
               Prepaid and other current assets                       (110,044)       308,740         (32,705)         604,456
               Income taxes receivable                                  55,000        273,000         842,571         (618,888)
               Other assets                                             18,972        (31,753)          9,038           72,961
            Increase (decrease) in:
               Accounts payable                                       (853,721)     5,536,022      (3,977,749)         514,285
               Accrued liabilities                                     168,721      2,452,473        (101,908)        (278,168)
               Other liabilities and deferred credits                  508,295       (515,547)       (161,967)        (163,974)
                                                                  ------------   ------------    ------------     ------------
                   Net cash provided by (used in)
                     operating activities                            2,445,857      4,766,707        (809,260)       5,615,803
                                                                  ------------   ------------    ------------     ------------
Cash flows from investing activities:
    Capital expenditures                                            (5,435,393)    (2,148,341)     (2,723,687)      (1,164,308)
    Proceeds from disposition of assets                                 54,514             --              --               --
                                                                  ------------   ------------    ------------     ------------
                   Net cash used in investing activities            (5,380,879)    (2,148,341)     (2,723,687)      (1,164,308)
                                                                  ------------   ------------    ------------     ------------
Cash flows from financing activities:
    Borrowings on revolving credit facility                        171,564,703    102,128,424     171,896,950      138,785,743
    Repayments on revolving credit facility                       (168,488,919)  (103,302,806)   (169,122,532)    (138,363,041)
    Net repayments of long-term debt                                  (179,020)       (99,499)       (160,968)      (2,674,513)
    Decrease in cash overdraft                                              --             --              --       (1,234,066)
    Reduction in capital lease obligation                               (7,933)        (4,373)         (6,454)          (5,337)
    Proceeds from exercise of stock options                              8,850             --              --               --
                                                                  ------------   ------------    ------------     ------------
                   Net cash provided by (used in)
                     financing activities                            2,897,681     (1,278,254)      2,606,996       (3,491,214)
                                                                  ------------   ------------    ------------     ------------
Net (decrease) increase in cash                                  $     (37,341)     1,340,112        (925,951)         960,281

Cash, beginning of year                                              1,421,392         81,280       1,007,231           46,950
                                                                  ------------   ------------    ------------     ------------
Cash, end of year                                                $   1,384,051      1,421,392          81,280        1,007,231
                                                                  ============   ============    ============     ============
Supplemental disclosures of cash flow information:
       Interest paid                                             $   1,243,640        849,347       1,380,742        1,371,736
                                                                  ============   ============    ============     ============
       Income taxes paid, net of refunds                         $   1,035,000         69,773      (1,273,571)        (598,549)
                                                                  ============   ============    ============     ============

See accompanying notes to consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            January 31, 1999 and 1998

(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    DESCRIPTION OF BUSINESS

              Sound Advice, Inc. and subsidiary (the "Company") operate in a single-business segment, which is the retailing and servicing of home and car audio systems, video products, cellular telephones, personal electronics, home entertainment furniture and related customized services and accessories. Its operations are conducted in the state of Florida through 26 stores and three support centers.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

       (C)    CHANGE IN FISCAL YEAR-END

              Effective February 13, 1998, the Company changed its fiscal year-end from June 30 to January 31. The seven-month transition period of July 1, 1997 through January 31, 1998 ("transition period") precedes the start of the new fiscal year and bridges the gap between the Company's previous and new fiscal year ends.

       (D)    RECEIVABLES

              Receivables from vendors consist of cooperative advertising and other amounts earned based on annual promotional and market development agreements under various incentive programs. The funds received under these programs are determined based upon the Company's level of purchases and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are recorded as a reduction of advertising expense or applied against product cost. Also included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from custom accounts and credit card and finance companies resulting from customer purchases.

       (E)    INVENTORIES

              Merchandise and service parts inventories are stated at the lower of cost or market. Cost is determined using a moving average, which approximates the first-in, first-out method, and is recorded net of volume and purchase discounts and rebates.

                                                                     (Continued)

              The Company allocates to inventory certain costs associated with purchasing, pricing and preparation of inventories for sale. For the year ended January 31, 1999 and the transition period ended January 31, 1998, allocated costs approximated $356,000 and $938,000 with $165,000 and $435,000 remaining in inventory as of January 31, 1999 and 1998, respectively. For the fiscal years ended June 30, 1997 and 1996, allocated costs approximated $2,314,000 and $3,487,000, respectively, with $593,000 and
              $882,000 remaining in inventory as of June 30, 1997 and 1996, respectively.

       (F)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method.

                      DESCRIPTION                           YEARS
              -----------------------------     -------------------------------
              Building                          30
              Furniture and equipment           3 to 7
              Leasehold improvements            15 or term of lease, if shorter
              Display fixtures                  3 to 7
              Vehicles                          3 to 5

       (G)    GOODWILL

              Goodwill is amortized on a straight-line basis over 15 years. Goodwill is presented net of accumulated amortization of approximately $259,000 and $235,000 as of January 31, 1999 and 1998, respectively.

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

       (I)    SELF-INSURANCE ACCRUALS

              The Company was self-insured through December 31, 1996 and beginning January 1, 1998, up to certain limits, for workers' compensation benefits and, accordingly, has accrued unpaid claims and associated expenses, including incurred, but not reported losses. For the period January 1, 1997 to December 31, 1997, the Company was not self-insured.

                                                                     (Continued)

       (J)    EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

              The Company offers extended warranty service contracts on behalf of a third party on most of its products. These contracts are on a nonrecourse basis to the Company. The Company includes revenue from the sale of extended warranty contracts in net sales and records, as cost of goods sold, the amounts due to the third party for the cost for such contracts at the time of sale as the earnings process has been completed. Revenue from the sale of such contracts represented approximately 4 percent to 6 percent of consolidated net sales for each period presented. Gross margins from the sale of extended warranty service contracts are higher than gross margins from the sale of the Company's other products.

              Prior to March 1993 and from July 1994 through May 1997, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the contract during its term. Non-utilized warranty contracts are generally redeemable for a 60-day period after expiration of the contract. The term of the extended warranty service contracts is from one to five years. Effective June 1, 1997, the Company discontinued offering this program on future purchases. The total amount of extended warranty service contracts sold from July 1990 through February 1993 and July 1994 through May 1997 was approximately $21 million and $27 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. Historically, the overall redemption rate has ranged from 8 percent to 11 percent of the value of the contracts issued. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. As of January 31, 1999 and 1998, the liability for estimated redemptions approximated $843,000 and $1,270,000, respectively. Amounts charged against the liability for redemptions approximated $427,000 and $578,000 for the year ended January 31, 1999 and the transition period ended January 31, 1998 and $926,000 and $833,000 for fiscal years ended June 30, 1997 and 1996, respectively.

       (K)    ADVERTISING

              The Company expenses advertising costs when the advertisement occurs. Advertising expense is recorded net of funds received from vendor advertising and promotional programs. Advertising expense, net, for the year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996, approximated $3,640,000, $3,149,000, $4,086,000 and
              $6,476,000, respectively.

                                                                     (Continued)

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

              Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Two vendors accounted for 48 percent and 40 percent of the Company's receivables as of January 31, 1999 and 1998, respectively. The Company estimates an allowance for doubtful accounts based on the credit risk and payment trends of the vendor and customer. An adverse change in these factors would affect the Company's estimate of bad debt.

              The Company is a specialty retailer in Florida with a focus on upscale electronics and is a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may not be widely available in all markets. Five vendors accounted for 53 percent of the Company's purchases during the year ended January 31, 1999. The loss of one of these vendors could have an adverse impact on the Company. The Company's principal competitors include other retailers, department and discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company.

                                                                     (Continued)

       (N)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

       (P)    EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share is computed by dividing income
              (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

              Options to purchase 213,500, 218,500 and 112,500 shares of common stock at prices ranging from $1.69 to $1.77 per share were outstanding for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive.

                                                                     (Continued)

              Options to purchase 437,500, 450,500 and 107,500 shares of common stock at prices ranging from $1.77 to $7.27 per share were outstanding for the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of common shares for the respective periods.

              Warrants to purchase 306,335 shares of common stock at $8.70 per share were not included in the computation of diluted earnings per share for all periods presented because the options exercise prices were greater than the average market price of common shares.

       (Q)    RECENT ACCOUNTING PRONOUNCEMENTS

              Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires only additional disclosures in the consolidated financial statements; the Company's comprehensive income equals net income.

              Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in their financial statements; it does not affect, the Company's consolidated financial position, results of operations or cash flows. The Company operates as one segment.

              In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions in the first quarter of Fiscal 2000. SOP 98-5 requires that pre-opening costs be expensed as incurred. Adoption of this statement will not have a material impact on the Company's financial position, results of operations or cash flows.

       (R)    RECLASSIFICATIONS

              Certain amounts in 1998, 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1999 presentation.

                                                                     (Continued)

(2)    PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of the following:

                                           JANUARY 31,        JANUARY 31,
                                              1999                1998
                                       ------------------  ----------------

       Land                            $        521,465             521,465
       Building                               1,119,605           1,119,605
       Furniture and equipment                9,664,424           8,708,705
       Leasehold improvements                19,100,481          16,345,129
       Display fixtures                       7,183,697           5,999,650
       Vehicles                               1,097,490             959,768
                                       ------------------  ----------------
                                             38,687,162          33,654,322
       Less accumulated depreciation         22,680,458          19,677,138
                                       ------------------  ----------------
       Property and equipment, net     $     16,006,704          13,977,184
                                       ==================  ================

       Depreciation expense, including amortization of capital leases, for the year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996, approximated $3,378,141, $1,838,000, $3,004,000 and $3,064,000, respectively.

(3)    DEBT

       (A)    REVOLVING CREDIT FACILITY

              In December 1997, the Company amended and extended its revolving line of credit facility with its existing lender through July 31, 2001. The terms of the agreement were amended to allow the Company to borrow, repay, and reborrow, based upon a borrowing base equal to the lesser of 70 percent of eligible inventory (as defined) at cost or 55 percent of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1 percent and allows for a LIBOR pricing option for one-, two-, three- or six-month periods at 2.5 percent over the corresponding LIBOR rate for the respective period. The interest rate is eligible for a .25 percent reduction in 1998 and 1999 provided certain conditions are met. The Company pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375 percent per annum. The Company is obligated for an additional commitment fee of $50,000 per annum.

              The amended loan and security agreement contains various affirmative and negative covenants requiring the Company to maintain minimum ratios of current assets to current liabilities, working capital requirements and limits cumulative net losses from and after October 1, 1997. The amended loan and security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments, and prohibits cash dividends and the repurchase of capital stock.

                                                                     (Continued)

              Borrowings under the revolving credit facility are collateralized by the Company's assets, including depository accounts, receivables, inventory, property and equipment and intangible assets. The Company's borrowings balance under the line of credit facility was $13,775,936 and $10,700,152 at January 31, 1999 and
              1998, respectively. The availability under line of credit was approximately $4,946,000 at January 31, 1999.

              The effective interest rate on the outstanding loan balance under the financing arrangement in effect as of January 31, 1999 and 1998 was 8.6 percent and 12.3 percent, respectively and as of June 30, 1997 and 1996 was 11.5 percent and 12.6 percent, respectively.

       (B)    LONG-TERM DEBT

              Long-term debt consists of the following:

                                             JANUARY 31,  JANUARY 31,   JUNE 30,
                                                1999         1998         1997
                                             -----------  ----------  ----------
              Promissory note               $     52,203     209,873     296,919
              Mortgage note                      415,280     436,630     449,083
                                             -----------  ----------  ----------
                     Total                       467,483     646,503     746,002

              Less current maturities            467,483     593,020     171,478
                                             -----------  ----------  ----------

              Long-term debt, excluding
                 current maturities         $          -      53,483     574,524
                                             ===========  ==========  ==========

              The promissory note is payable in 60-equal monthly installments due May 1999 based upon a short-term commercial paper rate plus
              2.6 percent.

              The mortgage note is payable in monthly installments of $1,779, plus interest at the lender's prime rate plus 1 percent, with a balloon payment of approximately $381,000 due September 15, 2000. The loan is secured by land, building and improvements with a net book value of approximately $810,000 as of January 31, 1999.

       (C)    LETTERS OF CREDIT

              The Company has standby letters of credit, in the aggregate of approximately $911,000, maturing at various dates through April 2000, primarily supporting self-insurance reserves. The letters of credit were not drawn upon as of January 31, 1999.

                                                                     (Continued)

(4)    INCOME TAXES

       The components of the provision for income taxes (benefit) are as follows:

                                       TRANSITION
                     YEAR ENDED       PERIOD ENDED          YEARS ENDED JUNE 30,
                     JANUARY 31,       JANUARY 31,    ----------------------------------
                        1999              1998             1997              1996
                   ----------------  ---------------- ----------------  ----------------
Current:
     Federal      $   1,202,276          985,972         (231,000)       (1,217,437)
     State              107,724                -                -                 -
                   ----------------  ---------------- ----------------  ----------------
                      1,310,000          985,972         (231,000)       (1,217,437)

Deferred                      -          189,028          620,000           731,437
                   ----------------  ---------------- ----------------  ----------------
        Total     $   1,310,000        1,175,000          389,000          (486,000)
                   ================  ================ ================  ================

       The provision for deferred income taxes (benefit) consists of the following:

                                                        TRANSITION
                                      YEAR ENDED       PERIOD ENDED          YEARS ENDED JUNE 30,
                                      JANUARY 31,       JANUARY 31,    ----------------------------------
                                         1999              1998             1997              1996
                                    ----------------  ---------------- ----------------  ----------------
Allowance for doubtful accounts    $     (35,337)          (8,630)          90,304           (33,546)
Inventory adjustments                   (136,251)        (427,154)         155,618          (101,424)
Preopening expenses                            -                -                -           (54,814)
Prepaid expenses                          67,946          (79,994)          60,601            44,373
Accelerated depreciation                (432,013)        (547,581)        (204,601)         (222,001)
Accrued rent expense                     (93,392)          74,873           (8,433)           54,733
Provision for warranty
     redemption                          114,608          236,906           40,836           (20,902)
Lease incentive                         (267,369)               -                -                 -
Deferred tax valuation
     allowance                           817,766          804,358          349,000         1,080,426
Other                                    (35,958)         136,250          136,675           (15,408)
                                    ----------------  ---------------- ----------------  ----------------
        Total                      $           -          189,028          620,000           731,437
                                    ================  ================ ================  ================

       The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows:

                                                        TRANSITION
                                      YEAR ENDED       PERIOD ENDED          YEARS ENDED JUNE 30,
                                      JANUARY 31,       JANUARY 31,    ----------------------------------
                                         1999              1998             1997              1996
                                    ----------------  ---------------- ----------------  ----------------
Statutory income tax rate                 34.0%             34.0%            (34.0)           (34.0)
Effect of state taxes                      3.6                -                 -                -
Reserve for tax examination                 -              276.0              41.5               -
Provision for valuation
     allowance                            25.1             201.0              72.6             22.9
Other                                      2.2              25.0                .7               .8
                                    ----------------  ---------------- ----------------  ----------------
        Effective income tax
           rate                           64.9%            536.0%             80.8            (10.3)
                                    ================  ================ ================  ================

                                                                     (Continued)

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                          JANUARY 31,         JANUARY 31,
                                              1999                1998
                                       ------------------- -------------------
Allowance for doubtful accounts       $        165,917             130,580
Inventory adjustments                          484,846             348,595
Prepaid advertising                           (108,646)            (45,850)
Prepaid insurance                              (31,749)            (10,445)
Accelerated depreciation                     1,211,834             779,821
Deferred gain on sale                           44,287              42,545
Accrued rent expense                           843,887             750,495
Accrued insurance                               70,951              54,797
Legal settlement expense                        39,345              10,389
Provision for warranty redemption              317,321             431,929
Lease incentive                                267,369                   -
Other                                          (46,532)            (51,792)
Deferred tax valuation allowances           (3,258,830)         (2,441,064)
                                       ------------------- -------------------
        Total                         $              -                   -
                                       =================== ===================

       SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." A valuation allowance has been established to the extent future deductible amounts cannot be recovered through federal income taxes paid within the statutory carryback period. The valuation allowance for deferred tax assets as of January 31, 1999 and 1998 was $3,258,830 and $2,441,064, respectively. The net change in the total valuation allowance for the year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996 was an increase of $817,766, $804,358, $349,000 and $1,080,426, respectively.

(5)    SHAREHOLDERS' EQUITY

       (A)    SHAREHOLDER RIGHTS PLAN

              In May 1997, the board of directors adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. Each Right has an initial exercise price of $12 for one share of common stock. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of common stock having a market value equal to twice the exercise price of the Right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors. The Rights will expire on May 4, 2007. As of January 31, 1999, 3,728,894 Rights were outstanding.

                                                                     (Continued)

       (B)    STOCK OPTION PLAN

              The Company has a stock option plan (the "Plan") which provides for the issuance of either incentive stock options or non-qualified stock options. Under the Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price of incentive stock options shall not be less than the fair-market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair-market value per share on the date of grant. For the year ended January 31, 1999, the transition period ended January 31, 1998 and for each of the fiscal years ended June 30, 1997 and 1996, the option price represents the fair-market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the stock option plan after November 10, 2001.

              On April 29, 1997, the Company issued 422,500 stock options at an exercise price of $1.89 per share. These options vest in increments of one third upon attainment of a market price of the Company's common stock at $4.00, $5.00 and $6.50. These options are also subject to full vesting on the earlier to occur of April 29, 2001 or a change in control (as defined) of the Company. These options have a term of five years expiring April 28, 2002. In addition, the Company granted 5,000 warrants to purchase common stock to each of three non-employee directors of the Company subject to the same exercise price and vesting terms as the options issued on April 29, 1997. On May 18, 1998, the Company issued an additional 10,000 stock options subject to the same exercise price and vesting terms as the options issued on April 29, 1997. These options expire May 2003.

                                                                     (Continued)

              Changes in stock options outstanding are as follows:

                                                                                  WEIGHTED-
                                            NUMBER OF                              AVERAGE
                                             SHARES               PRICE         EXERCISE PRICE
                                         ----------------    ----------------- -----------------
Outstanding, June 30, 1995                     141,500           5.45-9.27             6.07

     Granted                                   147,500           1.70-6.29             2.79
     Exercised                                       -                                 -
     Canceled                                  (69,000)          5.45-9.27             6.08
                                         ----------------
Outstanding, June 30, 1996                     220,000           1.70-7.27             3.87

     Granted                                   553,500           1.69-1.89             1.85
     Exercised                                       -                                 -
     Canceled                                 (104,500)          5.45-7.27             6.12
                                         ----------------
Outstanding, June 30, 1997                     669,000           1.69-4.76             2.04

     Granted                                         -           -                     -
     Exercised                                       -           -                     -
     Canceled                                  (18,000)          1.77-4.76             2.34
                                         ----------------
Outstanding, January 31, 1998                  651,000           1.69-1.89             1.83

     Granted                                    10,000           2.86                  2.86
     Exercised                                  (5,000)          1.77                  1.77
     Canceled                                        -            -                     -
                                         ----------------
Outstanding, January 31, 1999                  656,000        $  1.69-2.86             1.85
                                         ----------------
     Exercisable                               208,500
                                         ================
     Available for future grants                28,000
                                         ================

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

                                           January 31,    January 31,      June 30,        June 30,
                                              1999            1998           1997            1996
                                          -------------- --------------- --------------  --------------
     Net income         As reported      $     707,000       (956,000)      (871,000)     (4,227,000)
          (loss):
                        Pro forma        $     558,000     (1,131,000)      (891,000)     (4,227,000)

     Diluted income
          (loss)        As reported      $         .18           (.26)          (.23)          (1.13)
          per share:
                        Pro forma        $         .14           (.30)          (.24)          (1.13)
                                          ============== =============== ==============  ==============

                                                                     (Continued)

              Pro forma net income reflects only options granted in 1999, 1997 and 1996. There were no options granted during the transition period. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

              The fair value of each options' grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                1999             1998             1997            1996
                           ---------------  ---------------  --------------- ---------------
Expected dividend yield            -                -             -               -
Expected  stock  price
     violatility                  1.34              -            1.01            1.01
Risk-free interest rate           5.3               -            5.9-6.1%        5.1-5.8%
Expected life of options        3 years             -            3 years         3 years

              As of January 31, 1999, June 30, 1997 and 1996, the weighted average fair value of options granted during the fiscal year was $2.45, $1.15 and $1.03, respectively. There were no options granted during the transition period.

              As of January 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 to $2.86 and 3.1 years, respectively.

              As of January 31, 1999 and 1998 and June 30, 1997 and 1996, the number of options exercisable was 208,500, 213,500, 221,500 and 220,000, respectively, and the weighted-average exercise price of those options was $1.72, $1.72, $1.76 and $3.87, respectively.

       (C)    SHAREHOLDERS' EQUITY

              During fiscal year 1995, the Company issued 306,335 warrants to purchase common stock of the Company in connection with the settlement of two shareholder class action suits filed in 1992. The warrants are exercisable through June 14, 1999, and each warrant is exercisable into one share of common stock at an exercise price of $8.70 per share. No options have been exercised as of January 31, 1999.

(6)    EMPLOYEE BENEFIT PLANS

       (A)    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

              Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. No contributions were made during the year ended January 31, 1999, the transition period ended January 31, 1998 or fiscal years ended June 30, 1997 and 1996.

                                                                     (Continued)

       (B)    RETIREMENT SAVINGS PLANS

              The Company offers a 401(k) savings and investment plan (the "401(k) Plan") to employees who meet certain eligibility requirements such as one year of service, 1,000 hours worked during the year and age of 21 years. The Company makes matching contributions to the 401(k) Plan up to a maximum percentage of each participating employee's annual investment. Matching and discretionary contributions to the 401(k) Plan are authorized by the Company's board of directors. Contributions for the year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996 approximated $57,000, $0, $215,000 and $232,000, respectively.

(7)    PROVISIONS FOR DISPOSAL OF INVENTORY

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

       Property under capital lease includes the following amounts in the accompanying consolidated financial statements:

                                      JANUARY 31,         JANUARY 31,
                                         1999                 1998
                                   ------------------  -------------------

Building                          $        685,000             685,000
Furniture and equipment                    142,900             142,900
                                   ------------------  -------------------
                                           827,900             827,900

Less accumulated depreciation              230,500             175,180
                                   ------------------  -------------------
                                  $        597,400             652,720
                                   ==================  ===================

                                                                     (Continued)

       Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including option periods) as of January 31, 1999 and the capital lease payments are as follows:

                                                               CAPITAL              OPERATING
                     YEAR ENDED                                 LEASE                 LEASES
------------------------------------------------------    -------------------   -------------------
                        2000                             $        162,396      $     6,707,197
                        2001                                      162,396            6,120,115
                        2002                                      162,396            5,958,518
                        2003                                      162,396            5,525,079
                        2004                                      162,396            5,088,566
                     Thereafter                                 1,752,564           20,020,459
                                                          -------------------   -------------------
        Total minimum lease payments                            2,564,544      $    49,419,934
                                                                                ===================

Less amounts representing interest (at an effective
     interest rate of approximately 19%)
                                                                1,759,431
                                                          -------------------
        Present value of minimum capital lease
           payments                                               805,113

Less current installments of obligations under
     capital lease                                                  7,933
                                                          -------------------
        Obligations under capital lease, excluding
           current installments                          $        797,180
                                                          ===================

       Total rental expense under the noncancelable operating leases for the year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal years ended June 30, 1997 and 1996 was approximately $7,264,000, $3,981,000, $6,542,000 and $6,058,000, respectively.

(9)    OTHER LIABILITIES

       Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free-rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis. The base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheets. As of January 31, 1999 and 1998, the recorded liability for accrued rent was approximately $2,243,000 and $2,207,000, respectively.

                                                                     (Continued)

       Included in accrued liabilities as of January 31, 1999 and 1998 are approximately $3,361,000, and $3,080,000, respectively, of customer deposits on future sales orders.

(10)   COMMITMENT AND CONTINGENCIES

       (A)    EMPLOYMENT AGREEMENTS

              Two of the Company's officers have employment agreements, which provided for aggregate base salaries of $611,050 and $360,000, respectively, for the year ended January 31, 1999 and the transition period ended January 31, 1998 and $611,050 for each of the fiscal years ended June 30, 1997 and 1996. These agreements have been extended through June 30, 1999 under the same terms as the original agreement.

       (B)    SEVERANCE AGREEMENTS

              The Company has entered into agreements with corporate officers and certain other key employees that provide severance pay benefits under certain conditions if there is a change in control (as defined) of the Company.

       (C)    BONUS PLAN

              During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the board of directors. For the year ended January 31, 1999, approximately $47,000 was earned under the plan. No bonus amounts were earned under the plan for the previous fiscal years.

       (D)    OTHER

              The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                   Schedule II

                        Valuation and Qualifying Accounts

                                                BALANCE AT
                                               BEGINNING OF          CHARGED TO COSTS           OTHER CHANGES       BALANCE AT END
               DESCRIPTION                          YEAR                AND EXPENSES             ADD (DEDUCT)           OF YEAR
-------------------------------------          ------------          ----------------           -------------       --------------
Allowance for doubtful accounts:
        January 31, 1999                        $  384,100               482,110                  (426,210)(A)          440,900
                                                 =========               =======                  ========            =========
        January 31, 1998                        $  286,400               226,600                  (128,900)(A)          384,100
                                                 =========               =======                  ========            =========
        June 30, 1997                           $  572,000               410,152                  (695,752)(A)          286,400
                                                 =========               =======                  ========            =========
        June 30, 1996                           $  470,000               722,000                  (620,000)(A)          572,000
                                                 =========               =======                  ========            =========
Allowance for redemption of extended
   service warranty contracts:
       January 31, 1999                          1,270,378                    --                  (427,110)(B)          843,268
                                                 =========               =======                  ========            =========
       January 31, 1998                          1,771,815                    --                  (501,437)(B)        1,270,378
                                                 =========               =======                  ========            =========
       June 30, 1997                             1,891,920                    --                  (120,105)(B)        1,771,815
                                                 =========               =======                  ========            =========
       June 30, 1996                             1,830,445                61,475     (B)            --                1,891,920
                                                 =========               =======                  ========            =========
Allowance for inventory obsolescence:
       January 31, 1999                            700,000                    --                    --                  700,000
                                                 =========               =======                  ========            =========
       January 31, 1998                            700,000                    --                    --                  700,000
                                                 =========               =======                  ========            =========
       June 30, 1997                               830,000                    --                  (130,000)(C)          700,000
                                                 =========               =======                  ========            =========
       June 30, 1996                               600,000               230,000     (C), (D)       --                  830,000
                                                 =========               =======                  ========            =========

(A) Amounts represent write-off of uncollectible receivables.

(B) Amounts represent net change between beginning of period and end of period balances.

(C) Amounts represent provision and disposition of personal computer and related accessory inventories.

(D) Amounts represent general obsolescence.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
      JANUARY 31, 1999                                        0-15194

                       ----------------------------------


                               SOUND ADVICE, INC.
       -----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------
 3.1 Articles of Incorporation, as amended, of the Registrant (incorporated by reference from Registration Statement No. 33-5942, Exhibit 3.1, filed May 23, 1986)

 3.2 By-laws of the Registrant (incorporated by reference from Registration Statement No. 33-5942, Exhibit 3.2, filed May 23, 1986)

 4.1 Form of 1997 Common Stock Purchase Rights Agreement, dated as of May 5, 1997, between the Registrant and American Stock Transfer & Trust Company (incorporated by reference from the Registrant's Registration Statement on Form 8-A, Exhibit 4.1, filed on May 13, 1997)

 9. Right of First Refusal and Voting Trust Agreement, dated June 30, 1986, among Peter Beshouri, Gregory Sturgis, Michael Blumberg and Joseph Piccirilli (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Exhibit 9, File No. 33-5942)

10.1 Loan and Security Agreement (without schedules), dated as of April 11, 1996, between the Registrant and Foothill Capital Corporation (incorporated by reference from the Registrant?s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.2, File No. 0-15194)

         Amendment Number One to Loan and Security Agreement dated as of December 8, 1997 between Registrant and Foothill Capital Corporation (incorporated by reference from the Registrant's Quarterly Report on form 10-Q for the quarter ended December 31, 1997, Exhibit 10.1, File No. 0-15194)

EXHIBIT
  NO.
-------
         Amendment Number Two to Loan and Security Agreement dated as of January 31, 1999 between Registrant and Foothill Capital Corporation. Filed herewith.

10.2 Mortgage Note, dated July 12, 1988, from the Registrant payable to Bank Atlantic in the principal amount of $640,000, together with Mortgage and Security Agreement, dated July 12, 1988, between the Registrant and BankAtlantic and Assignment of Leases, Rents and Profits, dated July 12, 1988, between the Registrant and BankAtlantic (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, Exhibit 10.42, File No. 0-15194)

10.3* Second Amended and Restated Sound Advice, Inc. 1986 Stock Option Plan (incorporated by reference from the Registrant's Registration Statement No. 333-27051 on Form S-8, Exhibit 4.3, filed on May 14, 1997)

10.4* Sound Advice, Inc. Employee Stock Ownership Plan and Trust, made January 15, 1990, between the Registrant and Peter Beshouri, Michael Blumberg, Gregory Sturgis, Joseph Piccirilli and Jacob E. Farkas, the trustees (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, Exhibit 10.2, File No. 0-15194), First Amendment to the Sound Advice, Inc. Employee Stock Ownership Plan and Trust, dated as of December 23, 1992 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, Exhibit 10.2, File No. 0-15194), Second Amendment to the

EXHIBIT
  NO.
-------
         Sound Advice, Inc. Employee Stock Ownership Plan and Trust, dated as of July 9, 1993 (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10.15, File No. 0-15194) and Third Amendment to the Sound Advice, Inc. Employee Stock Ownership Plan and Trust, dated as of December 30, 1994 (incorporated by reference from the Registrant?s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Exhibit 10.9, File No. 0-15194)

10.5* Employment Agreements, dated June 30, 1986, between Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Exhibit 10.26, File No. 33-5942), First Amendments to Employment Agreements, both dated as of May 20, 1989, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from Registration Statement No. 33-28745,
         Exhibit 10.20, filed May 16, 1989), Second Amendments to Employment Agreements, both dated as of October 27, 1989, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989, Exhibit 10.2, File No. 0-15194), Third Amendments to Employment Agreements, both dated as of July 1, 1992, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.15, File No.

                                     xxxvi

EXHIBIT
  NO.
-------
         0-15194), Fourth Amendments to Employment Agreements, both dated as of July 1, 1993, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993,
         Exhibit 10.16, File No. 0-15194), Fifth Amendments to Employment Agreements, both effective as of July 1, 1994, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, Exhibit 10.2, File No. 0-15194), Sixth Amendments to Employment Agreements, both effective as of July 1, 1995, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.1, File No. 0-15194), Seventh Amendments to Employment Agreements, both effective as of July 1, 1996, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, Exhibit 10.8, File No. 0-15194), Eighth Amendment(s) to Employment Agreements, both dated as of May 24, 1997, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Exhibit 10.2, File No. 0-15194), Ninth Amendment(s) to Employment Agreements, both dated as of March 18, 1998 between the

                                     xxxvii

EXHIBIT
  NO.
-------
         Registrant and each of Peter Beshouri and Michael Blumberg. Filed herewith.

10.6* Form of Agreement entered into as of May 1, 1997, between the Registrant and each of two executive officers of the Registrant (Kenneth L. Danielson and Christopher P. O'Neil) and twelve other employees of the Registrant relating to the making of a severance payment (two years gross wages for the executive officers and six months gross wages for the other employees) under certain circumstances upon a change of control (as defined) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Exhibit 10.6, File No. 0-15194)

10.7 Associate Agreement, dated March 1, 1986 between the Registrant and Progressive Retailers Organization, Inc. ("PRO"), together with PRO Policy and Procedure Manual (incorporated by reference from Amendment No. 1 to Registration Statement No. 33-5942, Exhibit 10.28, filed June 24, 1986)

10.8 Lease, dated September 23, 1987, between Designer's Place at Dania, a Florida general partnership consisting of Marvin Mandel, Philip Mandel and G&E Investment Company, and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, Exhibit 10.1, File No. 0-15194)

10.9 Amended and Restated Lease, dated as of December 1, 1991, between Chase, Gunsaullus, Scherer and the

                                    xxxviii

         Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.19, File No. 015194)

10.10 Dealer Agreement, dated January 1, 1995, between McCaw Communications of Florida, Inc. d/b/a Cellular One ("McCaw") and the Registrant, as amended by that certain Amendment to Dealer Agreement, dated January 1, 1995, between McCaw and the Registrant (incorporated by reference from the Registrant?s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Exhibit 10.14, File No. 0-15194)

10.11 Form of Warrant to Purchase 5,000 Shares of Common Stock of Sound Advice, Inc. entered into as of April 29, 1997, by the Registrant with and in favor of each of Gregory Sturgis, Richard W. McEwen and Herbert
         A. Leeds, who are directors of the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Exhibit 10.11, File No. 0-15194)

10.12 Credit Card Program Agreement, dated August 12, 1992, between Monogram Credit Card Bank of Georgia ("Monogram") and the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.29, File No. 0-15194), together with Amendment thereto, dated June 14, 1996, between Monogram and Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, Exhibit 10.14, File No.

                                     xxxix

EXHIBIT
  NO.
-------
         0-15194)

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

23       Consent of Independent Public Accountants of KPMG LLP (filed herewith)

                                       xl

EXHIBIT
  NO.
-------
27       Financial Data Schedule (filed herewith)

----------
* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                                      xli