Form 10-K405/A
period 1999-01-31
SOUND ADVICE INC
filed 1999-06-01
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A (FIRST)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended JANUARY 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to _________

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

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 16,1999 BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON APRIL 16, 1999, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $14,985,000.

         THE REGISTRANT HAD 3,733,894 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 24, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REGISTRANT'S DIRECTORS

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                                    DIRECTOR
NAME                                AGE     POSITION(S) WITH THE REGISTRANT           SINCE
----                                ---     -------------------------------         --------
Peter Beshouri                       44     Chairman of the Board, President          1982
                                              and Chief Executive Officer

Michael Blumberg                     50     Director, Senior Vice President,          1974
                                              and Secretary

Gregory Sturgis(1)                   47     Director                                  1974

G. Kay Griffith(1),(2)               54     Director                                  1992

Herbert A. Leeds(2)                  82     Director                                  1996

William F. Hagerty IV(1),(2)         39     Director                                  1998

----------
(1)      Member of the Audit Committee of the Registrant's Board of Directors.

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

         GREGORY STURGIS, a founder of the Registrant, had been an executive officer of the Registrant from its inception until June 30, 1989, including holding the position of Vice President-Planning and Development. Effective June 30, 1989, he resigned as an officer and employee of the Registrant, but is continuing as a director. In February 1998, Mr. Sturgis was appointed a member of the Audit Committee. Since leaving the employ of the Registrant, Mr. Sturgis has provided consulting services to companies in the marine industry, as well as performing consulting services for the Registrant. Mr. Sturgis is also currently the President of the Serpentine Group, which is in the yacht sales business.

         G. KAY GRIFFITH was elected a director of the Registrant and a member of the Audit Committee of its Board of Directors in July 1992, joined the Registrant as an employee in May 1993 and served as Executive Vice President and Chief Administrative Officer of the Registrant from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of The G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. Since forming such firm, Ms. Griffith has performed consulting services for the Registrant. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive. Among her career highlights was the presentation to Ms. Griffith of the Women in Business and Industry Award by the Dade County YWCA in 1986. She was also awarded the American Free Enterprise Medal by the Palm Beach Atlantic College in 1988. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Forms 5 were required when applicable, the Registrant believes that during the fiscal year ended January 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other executive officers of the Registrant (the "Named Executive Officers") during the fiscal year ended January 31, 1999 for services in all capacities.

                                        ANNUAL COMPENSATION (1)                   LONG TERM COMPENSATION
                           -----------------------------------------------       -------------------------
NAME AND PRINCIPAL         FISCAL                                                       SECURITIES                ALL OTHER
POSITION                   YEAR             SALARY ($)        BONUS ($)(2)       UNDERLYING OPTIONS (#)(3)   COMPENSATION ($)(4)
------------------------------------------------------------------------------------------------------------------------------------
Peter Beshouri             1999              324,008             20,250                      0                          0
 Chairman, President       1998*             189,005                  0                      0                          0
 and CEO                   1997              324,008                  0                105,000(5)                       0
                           1996              324,008                  0                      0                          0

Michael Blumberg           1999              294,008              9,200                      0                          0
 Senior Vice               1998*             171,504                  0                      0                          0
 President                 1997              294,008                  0                 90,000(5)                       0
                           1996              294,008                  0                      0                          0

Christopher O'Neil         1999              178,333              9,200                      0                      3,500(7)
 Executive Vice            1998*              87,500                  0                      0                      4,900(7)
 President and Chief       1997              150,000                  0                101,000(5)(6)                8,367(7)
 Operating Officer         1996              150,000                  0                 30,000(8)                   8,268(7)

Kenneth L. Danielson       1999              180,000              9,200                      0                          0
 Chief Financial and       1998*              93,333                  0                      0                          0
 Accounting Officer        1997              160,000                  0                110,000(5)(9)                    0
 and Treasurer             1996              160,000                  0                 30,000(8)                       0

* Seven month transition period ended January 31, 1998

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

(2) In fiscal year 1995, the Registrant's Board of Directors adopted an annual incentive bonus plan for four categories of the Registrant's employees (two of which categories were the CEO and other executive officers) based upon the annual operating performance of the Registrant. The percentage of the targeted bonus award to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. During the fiscal year ended January 31, 1999, $47,850 in bonuses were earned under the plan. In the seven month transition period ended January 31, 1998 and fiscal years 1995, 1996 and 1997, no bonuses were earned under such plan.

(3) These currently represent incentive stock options or non- qualified stock options issued pursuant to the Registrant's 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plan"). See footnotes (5), (6), (8) and (9) hereinbelow and footnote (4) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") which holds shares of the Registrant's Common Stock for the benefit of all of its employees. The Registrant made no contribution to the ESOP during the fiscal year ended January 31, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 30, 1996 and 1997. However, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, (a) with respect to the fiscal year ended June 30, 1996, Mr. Beshouri was allocated 53.335 additional shares of common stock, Mr. Blumberg was allocated 53.337 additional shares of common stock, Mr. O'Neil was allocated 34.326 additional shares of common stock and Mr. Danielson was allocated .983 shares of common stock, and
         (b) with respect to the fiscal year ended June 30, 1998, Mr. Beshouri was allocated 27.115 additional shares of common stock, Mr. Blumberg was allocated 27.116 additional shares of common stock, Mr. O'Neil was allocated 17.349 additional shares of common stock and Mr. Danielson was allocated .222 additional shares of common stock. There were no further reallocations to employee accounts for the fiscal year ended June 30, 1997. See footnote (3) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.



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

(7) This sum represents the aggregate amount of a monthly automobile allowance paid during the seven month transition period ended January 31, 1998 and fiscal years 1995, 1996, 1997 and 1999.

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

(9) 20,000 of the incentive stock options issued to such officer in fiscal year 1997 were issued in exchange for the cancellation of 20,000 incentive stock options previously granted to such officer in fiscal year 1994 which had an exercise price of $6.29 per share and expired on September 21, 1998. The 20,000 incentive stock options which replaced the cancelled stock options have an exercise price of $1.69 per share and expire on March 9, 2002.

            OPTION GRANTS IN THE FISCAL YEAR ENDING JANUARY 31, 1999

         There were no options granted to any of the Named Executive Officers during the fiscal year ended January 31, 1999.

                 AGGREGATE OPTION EXERCISES IN 1999 FISCAL YEAR
                     AND 1999 FISCAL YEAR-END OPTION VALUES

         The following table provides information as to options exercised by each of the Named Executive Officers during the fiscal year ended January 31, 1999, and the value of unexercised options held by the Named Executive Officers at the Registrant's fiscal year-end measured in terms of the closing market price of the Registrant's Common Stock on January 29, 1999 (the last business day of the fiscal year ended January 31, 1999).

                                                                      NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                      OPTIONS AT JAN 31, 1999 (#)    AT JAN 31, 1999 ($)(2)
                       SHARES ACQUIRED                                EXERCISABLE(E)/                EXERCISABLE(E)/
NAME                   ON EXERCISE (#)        VALUE REALIZED ($)      UNEXERCISABLE(U)(1)            UNEXERCISABLE(U)(1)
---------------------------------------------------------------------------------------------------------------------------
Peter Beshouri                0                       0                      30,000(E)                      80,550(E)
                                                                             75,000(U)                     186,375(U)

Michael Blumberg              0                       0                      15,000(E)                      40,275(E)
                                                                             75,000(U)                     186,375(U)

Christopher O'Neil            0                       0                      56,000(E)                     149,010(E)
                                                                             75,000(U)                     186,375(U)

Kenneth L. Danielson          0                       0                      65,000(E)                     173,175(E)
                                                                             75,000(U)                     186,375(U)

----------
(1)      See footnote (5) to Summary Compensation Table above.

(2) The closing market price of the Registrant's Common Stock on the NASDAQ National Market on January 29, 1999 (the last business day of the Registrant's fiscal year) was $4.375.

EMPLOYMENT AGREEMENTS

         During the fiscal year ended January 31, 1999, the seven month transition period ended January 31, 1998 and the 1997 fiscal year, Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1997 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each such employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1998, such employment agreements were again extended for an additional one year term (currently until June 30, 1999) on the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to each of them for the Registrant's current fiscal year will be the same as they were entitled to receive for the fiscal year ended June 30, 1997. Under the latest one-year extension of the employment agreements, each of

Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

         The employment agreements with Messrs. Beshouri and Blumberg also provide that, in the event of a change in control of the Registrant, each of them can terminate his full-time employment thereunder. A change in control occurs when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them no longer collectively comprise at least a majority of the members of the Board of Directors of the Registrant or if Messrs. Beshouri or Blumberg is forced by a merger, consolidation, reorganization or otherwise by operation of law or other form of transaction to sell his shares of voting capital stock in the Registrant or if 50% or more of the consolidated assets, properties and businesses of the Registrant is sold or otherwise transferred to a third-party or if an individual (other than either Messrs. Beshouri and Blumberg) or another company or entity or a group acting in concert becomes the beneficial owner of 25% or more of the outstanding voting capital stock of the Registrant as a result of acquisitions made from other than Messrs. Beshouri and/or Blumberg or the Registrant, assuming such acquisitions from the Registrant were approved by Messrs. Beshouri and Blumberg. In the event such change in control was resisted by either Messrs. Beshouri or Blumberg as evidenced by his failure to approve of such change in control either in his capacity as a director or shareholder of the Registrant, unless (i) he accepts a new employment agreement with the Registrant or any successor or (ii) such change in control was supported by the Board of Directors of the Registrant at a time when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them collectively comprise at least a majority of the members of the Board of Directors of the Registrant and he was offered a new contract at least as favorable as his current employment agreement, he would be entitled to his compensation (both annual salary and any bonus) and the other benefits provided for in his employment agreement for the greater of three years or the remaining term of his employment agreement. The Registrant is not aware of any contemplated change in control.

SEVERANCE AGREEMENTS

         In May 1997, the Registrant entered into severance agreements with each of Christopher O'Neil, the Registrant's Executive Vice President and Chief Operating Officer, and Kenneth L. Danielson, the Registrant's Chief Financial and Accounting Officer and Treasurer, as well as other non-executive officer employees of the Registrant. In March of 1998 these agreements were extended for a one year period and two additional non-executive officer employees were added. The Registrant is currently preparing documentation to extend the terms of these agreements for an additional period. The severance agreement for each of Messrs. O'Neil and Danielson provides that, in the event that prior to the expiration of its one year term (April 30, 1999) a change in control (as defined) occurs and such executive officer remains an employee of the Registrant until the later to occur of the closing date or effective date of the change in control (a "Change in Control Date") unless such executive officer is terminated prior to such date other than for cause (as defined), such executive officer shall be entitled to be paid in one lump sum a severance payment (in addition to any other compensation then owed) equal to two times the gross wages paid to such executive officer during the twelve months immediately preceding the month in which the Change in Control Date occurs. Such severance payment is not owed, however, in the event that such executive officer is offered on or prior to the Change in Control Date to continue as an employee of the Registrant or its successor in substantially the same position then held and such executive officer receives a written agreement from the Registrant or its successor to the effect that, in the event that such executive officer is terminated without cause within one year after the Change in Control Date, he shall be paid the severance payment in one lump sum on the date of termination.

DIRECTORS COMPENSATION

         Directors who are also officers or employees of the Registrant are not paid additional compensation for acting as a director of the Registrant. The Registrant has established a standard arrangement for compensating directors who are not officers or employees of the Registrant for services provided in such person's capacity as a director. Effective January 1, 1998, each such outside director receives a fee of $5,000 on a quarterly basis for serving as a director of the Registrant, as well as reimbursement of any out-of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any such meeting. During the transition period ended January 31, 1998, as compensation for their service on the Registrant's Special Projects Committee, G. Kay Griffith, Herbert A. Leeds and Richard W. McEwen (who is no longer a Director) received $15,000, $10,000 and $10,000, respectively. In fiscal year 1997, the Registrant granted or reissued certain stock options or warrants to its outside directors as a form of additional incentive compensation for them acting as a director of the Registrant as follows: (i) G. Kay Griffith was reissued non-qualified stock options to purchase 35,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002 in exchange for the cancellation of stock options covering 35,000 shares previously granted to her at exercise prices of $5.96 per share (15,000 shares) and $6.29 per share (20,000 shares); (ii) G. Kay Griffith was also granted an additional stock option covering 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002; and (iii) Gregory Sturgis, Richard W. McEwen and Herbert A. Leeds were each granted a warrant to purchase 5,000 shares of Common Stock at an exercise price of $1.89 per share on the Vesting Terms and expiring on April 28, 2002. For a description of the Vesting Terms, see footnote (5) to Summary Compensation Table above. See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Because during the fiscal year ended January 31, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 30, 1997 the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri and Michael Blumberg, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the one-year renewals of the employment agreements of Messrs. Beshouri and Blumberg discussed in "Employment Agreements" above. Furthermore, Messrs. Sturgis, McEwen(a former Director) and Leeds, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the granting by the Registrant of warrants to purchase 5,000 shares of Common Stock to each of them on the terms as discussed in "Directors Compensation" above.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of May 24, 1999, by
(i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors and nominees for director who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its executive officers other than the CEO who were serving as executive officers at the end of the fiscal year ended January 31, 1999; and
(iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

         NAME AND ADDRESS                                         SHARES BENEFICIALLY OWNED
                OF                                                -------------------------
         BENEFICIAL OWNER                               NUMBER                       PERCENTAGE
         ----------------                               ------                       ----------
Peter Beshouri (1) ............................       406,087.9 (2)(3)(4)            10.72% (2)(3)(4)
Michael Blumberg(1) ...........................       386,938.0 (2)(3)(4)            10.25% (2)(3)(4)
FMR Corp. (5)(6)...............................       238,300.0 (6)                   6.38% (6)
Dimensional Fund Advisors
 Inc. (5)(7) ..................................       218,747.0 (7)                   5.86% (7)
Joseph Piccirilli (1) .........................       210,467.5 (2)                   5.64% (2)
Gregory Sturgis (1) ...........................       152,134.2 (2)(4)                4.07% (2)(4)
Kenneth L. Danielson (1) ......................       142,001.2 (3)(4)                3.71% (3)(4)
Christopher O'Neil (1).........................        87,390.8 (3)(4)                2.29% (3)(4)
William F. Hagerty, IV (8)(9)..................        43,100.0 (4)                   1.16% (4)
G. Kay Griffith (10)...........................        14,334.4 (4)                    .38% (4)
Herbert A. Leeds (11)..........................         1,666.7 (4)                    .04% (4)
All directors and executive officers
 as a group (eight persons including
 certain of those listed above) (2)(3)(4)......     1,233,653.2                      30.73%

--------------------------

(1) The address of each such person is care of the Registrant, 1901 Tigertail Boulevard, Dania Beach, Florida 33004. Messrs. Beshouri, Blumberg and Sturgis together with Mr. Piccirilli, a former officer and director of the Registrant, are collectively hereinafter referred to as the "Principal Shareholders."

(2)      See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(3) Includes such person's or members' of a group vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or members' participation in the Registrant's ESOP based upon the latest available annual report of the ESOP for the fiscal year ended January 31, 1999. Based on such annual report, Mr. Beshouri had
         620.448 vested shares, Mr. Blumberg had 620.452 vested shares, Mr. Danielson had 1.205 vested shares and Mr. O'Neil had 390.811 vested shares, and all current directors and executive officers as a group had 1,632.916 vested shares.

(4)      Includes (as applicable) immediately exercisable stock options held by:
         (i) Mr. Beshouri for 30,000 shares of Common Stock at an exercise price of $1.69 per share and for 25,000 shares at an exercise price of $1.89 per share; (ii) Mr. Blumberg for 15,000 shares of Common Stock at an exercise price of $1.69 per share and 25,000 shares at an exercise price of $1.89 per share; (iii) Mr. Danielson for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share for 35,000 shares at an exercise price of $1.69 per share and for 25,000 shares at an exercise price of $1.89 per share; (iv) Mr. O'Neil for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share, for 26,000 shares at an exercise price of $1.69 per share and for 25,000 shares at an exercise price of $1.89 per share and (v) Ms. Griffith for 13,334.4 shares of Common Stock at an exercise price of $1.89 per share. Includes warrants held by (i) Mr. Sturgis for 1666.7 shares of Common Stock at an exercise price of $1.89 per share and (ii) Mr. Leeds for 1666.7 shares of Common Stock at an exercise price of $1.89 per share. Does not include stock options or warrants held by officers or directors which are not exercisable within 60 days of May 24, 1999. See "ITEM 11 EXECUTIVE COMPENSATION. - Executive Compensation Tables" and " - Directors Compensation."

(5) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1998 and, accordingly, may not reflect their respective holdings as of the date of this report.

(6) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor located at the same address as FMR Corp., is deemed to be the beneficial owner of 249,505 shares of Common Stock, with respect to which shares it has sole dispositive power, as a result of acting as an investment advisor to various registered investment companies. The number of shares of Common Stock owned by such investment companies includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants. In addition, Edward C. Johnson 3rd, the Chairman of FMR Corp. and who together with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 249,505 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which Fidelity Management & Research Company acts as an investment advisor and located at the same address as FMR Corp., may also be deemed a beneficial owner of 249,505 of such 249,505 shares as a result of its right to receive or the power to direct the receipt of dividends on, or proceeds from the sale of, such 249,505 shares. The number of shares of Common Stock owned by Fidelity Low-Priced Stock Fund includes 11,205 shares resulting from the assumed conversion of certain of the Registrant's warrants.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, which is a registered investment advisor, is deemed to have beneficial ownership of 218,247 shares of Common Stock, with respect to which shares it has sole voting power and sole dispositive power. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are referred to as the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the issuer that are owned by the Portfolios. All securities reported in this schedule are owned by the Portfolios, and Dimensional disclaims beneficial ownership of all such shares.

(8) Mr. Hagerty is deemed the beneficial owner of 42,600 of such 43,100 shares of Common Stock as a result of having shared voting and investment power over 42,600 shares.

(9) The address of William F. Hagerty, IV is 44873 Falcon Place, Suite 174, Sterling, Virginia 20166.

(10) The address of G. Kay Griffith is 1902 East Lake View Avenue, Pensacola, Florida 32503.

(11) The address of Herbert A. Leeds is 1110 Brickell Avenue, Suite 508, Miami, Florida 33131.

RIGHT OF FIRST REFUSAL AND VOTING TRUST AGREEMENT

         On June 30, 1986, the Principal Shareholders entered into a right of first refusal and voting trust agreement. The voting trust arrangement under such agreement expired on June 30, 1996, while the right of first refusal arrangement continues. Pursuant to such agreement, each Principal Shareholder, for himself and on behalf of his heirs, beneficiaries, legal representatives and permitted assigns, has agreed not to sell, transfer, assign, pledge, encumber or otherwise dispose of any of his shares of

Common Stock except (a) by will or the laws of intestate succession, (b) to a trust in which such Principal Shareholder or his immediate family are the sole beneficiaries, (c) with the written consent of all of the other Principal Shareholders or (d) pursuant to the right of first refusal granted to the other Principal Shareholders. Under such right of first refusal, in the event a Principal Shareholder or his heirs, beneficiaries, legal representative or permitted assigns desires to sell any shares of Common Stock pursuant to a bona fide offer or otherwise, such other Principal Shareholders shall have the right and option to purchase such shares at a price equal to the bona fide offer price per share (if any) or the average of the closing bid and ask prices on the NASDAQ National Market for the Common Stock over the four full weeks preceding the date the notice of intent to sell is given.

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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of May, 1999.

                                               Sound Advice, Inc.

                                               By:/S/ PETER BESHOURI
                                                  ------------------------------
                                                  Peter Beshouri, Chairman of
                                                  the Board, President and
                                                  Chief Executive Officer