Form 10-Q
period 1999-04-30
SOUND ADVICE INC
filed 1999-06-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended APRIL 30, 1999, or

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

              1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA 33004
               (Address of principal executive offices) (Zip Code)

                                 (954) 922-4434
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO _____

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,733,894 SHARES OUTSTANDING AS OF JUNE 4, 1999.

                        SOUND ADVICE, INC. AND SUBSIDIARY

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                  April 30, 1999 and January 31, 1999                                  3

                  Condensed Consolidated Statements of Income (Unaudited)
                  for the Three Months Ended April 30, 1999 and 1998                   4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Three Months Ended April 30, 1999 and 1998                   5

                  Notes to Condensed Consolidated Financial Statements                 6-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        9-12

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                             14

                                     Page 2

                        SOUND ADVICE, INC. AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)
                       April 30, 1999 and January 31, 1999

                                                     APRIL 30,     JANUARY 31,
                                                        1999            1999
                                                   ------------    ------------
ASSETS
Current Assets:
  Cash                                             $     80,384    $  1,384,051
  Receivables:
    Vendors                                           5,020,397       5,376,641
    Trade                                               948,368         868,378
    Employees                                           381,635         339,451
                                                   ------------    ------------
                                                      6,350,400       6,584,470
  Less allowance for doubtful accounts                 (511,200)       (440,900)
                                                   ------------    ------------
                                                      5,839,200       6,143,570

  Inventories                                        31,720,995      30,987,826
  Prepaid and other current assets                      474,048         472,122
  Deferred tax assets                                        --              --
                                                   ------------    ------------
         Total current assets                        38,114,627      38,987,569

Property and equipment, net                          15,491,557      16,006,704

Deferred tax assets, net                                245,000              --

Other assets                                            112,924         115,040

Goodwill, net                                           101,616         107,729
                                                   ------------    ------------
                                                   $ 54,065,724    $ 55,217,042
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit facility       $ 16,345,528    $ 13,775,936
  Accounts payable                                    9,116,401      12,310,092
  Accrued liabilities                                 6,584,227       7,671,639
  Current maturities of long-term debt                  421,315         467,483
                                                   ------------    ------------
         Total current liabilities                   32,467,471      34,225,150


  Capital lease obligation                              795,152         797,180

  Other liabilities and deferred credits              4,124,836       4,136,776
                                                   ------------    ------------
                                                     37,387,459      39,159,106
                                                   ------------    ------------
Shareholders' Equity:
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,733,894 shares at April 30, 1999
  and January 31, 1999                                   37,339          37,339
  Additional paid-in capital                         11,067,455      11,067,455
  Retained earnings                                   5,573,471       4,953,142
                                                   ------------    ------------
         Total shareholders' equity                  16,678,265      16,057,936

Commitments and contingencies
                                                   ------------    ------------
                                                   $ 54,065,724    $ 55,217,042
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Income (Unaudited)
               For the Three Months Ended April 30, 1999 and 1998



                                         1999              1998
                                      -----------      -----------
Net sales                             $39,027,363      $33,648,350

Cost of goods sold                     25,440,170       21,803,311
                                      -----------      -----------

    Gross profit                       13,587,193       11,845,039

Selling, general and administrative
     expenses                          12,626,737       11,238,430
                                      -----------      -----------


Income from operations                    960,456          606,609

Other income (expense):
    Interest expense                     (349,542)        (378,130)
    Other, net                              9,415           17,445
                                      -----------      -----------

Income before income taxes                620,329          245,924

Income taxes                                   --          129,000
                                      -----------      -----------

    Net income                        $   620,329      $   116,924
                                      ===========      ===========

Common and common equivalent
  per share amounts:
   Basic net income per share         $      0.17      $      0.03
                                      ===========      ===========

   Diluted net income per share       $      0.15      $      0.03
                                      ===========      ===========

Weighted average number of shares
  outstanding - basic                   3,733,894        3,728,894
                                      ===========      ===========

Weighted average number of shares
  outstanding - diluted                 4,057,594        3,783,567
                                      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended April 30, 1999 and 1998


                                                         1999            1998
                                                     ------------    ------------
Cash Flows From Operating Activities:
  Net income                                         $    620,329    $    116,924
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
      Depreciation and amortization                       871,833         814,085
      Gain on disposition of assets                        (6,986)             --
      Deferred income taxes                              (245,000)             --
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                     304,370       1,073,032
          Inventories                                    (733,169)      1,383,932
          Prepaid and other current assets                 (1,926)        (81,383)
          Other assets                                     (2,384)         22,634
      Increase (decrease) in:
          Accounts payable                             (3,193,691)     (7,914,706)
          Accrued liabilities                          (1,087,412)     (1,909,549)
          Other liabilities & deferred credits            (11,940)       (184,613)
                                                     ------------    ------------
 Net cash (used in) operating activities               (3,485,976)     (6,679,644)
                                                     ------------    ------------

Cash Flows From Investing Activities:
    Capital expenditures                                 (351,087)       (666,377)
    Proceeds from disposition of assets                    12,000              --
                                                     ------------    ------------
 Net cash used in investing activities                   (339,087)       (666,377)
                                                     ------------    ------------

Cash Flows From Financing Activities:
    Borrowings on revolving credit facility            46,625,700      43,219,476
    Repayments on revolving credit facility           (44,056,108)    (37,455,987)
    Net repayments of long-term debt                      (46,168)        (43,567)
    Increase in cash overdraft                                 --         290,225
    Reductions in capital lease obligation                 (2,028)         (1,677)
                                                     ------------    ------------
 Net cash provided by financing activities              2,521,396       6,008,470
                                                     ------------    ------------

    Decrease in cash                                   (1,303,667)     (1,337,551)
    Cash, beginning of period                           1,384,051       1,421,392
                                                     ------------    ------------

Cash, end of period                                  $     80,384    $     83,841
                                                     ============    ============

Supplemental disclosures of cash flow information:
    Interest paid                                    $    264,289    $    303,364
                                                     ============    ============

    Income taxes paid, net of refunds                $    550,000    $    475,000
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                        SOUND ADVICE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at April 30, 1999 and January 31, 1999 and the statements of income for the three month periods ended April 30, 1999 and 1998 and statements of cash flows for the three month periods ended April 30, 1999 and 1998. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended January 31, 1999.

2.)      EARNINGS PER SHARE
         Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the diluted potential common shares had been issued. The diluted effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

3.)      SEASONALITY
         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended April 30, 1999 and 1998 are as follows:

                     TRAILING FOUR QUARTERS ENDED APRIL 30,
                             (Dollars in Thousands)

QUARTERLY SALES

                                           1999                 1998
                                           ----                 ----

                                    AMOUNT       %        AMOUNT     %

First  Quarter                       $39,027     24.4%    $33,648    22.1%
  (February - April)
Fourth  Quarter                        53,002    33.1      48,808    32.1
  (November - January)

Third Quarter                          34,423    21.5      36,282    23.8
  (August - October)

Second  Quarter                        33,518    21.0      33,347    22.0
  (May - July)                       --------    ----    --------    ----


SALES FOR TRAILING TWELVE            $159,970    100%    $152,085    100%
MONTHS ENDED APRIL 30,               ========    ====    ========    ====
1999 AND 1998, RESPECTIVELY

4.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                           APRIL 30, 1999       JANUARY 31, 1999
                                           --------------       ----------------

Land                                       $      521,465       $       521,465
Building                                        1,119,605             1,119,605
Furniture and equipment                         9,867,951             9,664,424
Leasehold improvements                         19,182,448            19,100,481
Display fixtures                                7,233,133             7,183,697
Vehicles                                        1,059,418             1,097,490
                                            -------------        --------------
         Total                                 38,984,020            38,687,162
Less accumulated depreciation                 (23,492,463)          (22,680,458)
                                            -------------        --------------
Property and equipment, net               $    15,491,557       $    16,006,704
                                          ===============       ===============

5.)      PROVISION FOR INCOME TAXES
         The Company recorded a deferred tax asset of approximately $245,000 as a result of a change in the valuation reserve for deferred taxes. The income tax provision for the quarter ended April 30, 1998, includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
        The Company's net sales for the quarter ended April 30, 1999 increased $5,379,000 or 16.0% to $39,027,000 compared to $33,648,000 in the corresponding period in the prior fiscal year. The increase in sales is attributable to the increase in comparable store sales and the addition of two new full size stores in November 1998 and two Bang & Olufsen concept stores in February 1998 and December 1998. Sales increases were recorded in each of the major sales categories of audio, video and mobile electronics. The cell phone category, which has been deemphasized in the product mix, was the only category with a significant sales reduction of approximately $795,000 from the prior year. Comparable store net sales increased 7.0% in the quarter ended April 30, 1999 as compared to the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new stores opened in November and December 1998. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Gross profit increased by $1,742,000 or 14.7% in the quarter ended April 30, 1999 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 34.8% in the quarter ended April 30, 1999 as compared to 35.2% in the quarter ended April 30, 1998. The increase in gross profit is directly related to the increased sales and the reduction of the gross profit percentage is directly related to the Company's sales mix.

         Selling, general and administrative expenses ("SG&A") increased by $1,388,000 or 12.4% in the quarter ended April 30, 1999 over the corresponding period in the prior year. The increase in SG&A expense is related to increased sales commissions resulting from the increase in gross margin and expenses associated with the addition of the new stores. SG&A as a percentage of net sales decreased to 32.4% in the quarter ended April 30, 1999 as compared to 33.4% in the corresponding period in the prior year. This percentage decrease is related to the increase in net sales for the period.

         Interest expense for the quarter ended April 30, 1999 was $350,000, a decrease of $29,000 from the corresponding period in the prior fiscal year. The decrease was primarily reflective of a lower effective interest rate under the Company's revolving credit facility on an increased level of borrowing as compared to the comparable period in the prior fiscal year.

         The Company recorded a deferred tax asset of approximately $245,000 as a result of a change in the valuation reserve for deferred taxes. The income tax provision in the 1998 period includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets. The Company recorded an income tax provision of $129,000 for the quarter ended April 30, 1998.

         Net Income for the quarter ended April 30, 1999 was $620,000 or $.17 per share (basic) compared to net income of $117,000 or $.03 per share (basic) for the same quarter in the previous fiscal year. The increase in net income in the quarter ended April 30, 1999 is a direct result of the increase in the Company's net sales and gross profit over the comparable period in the prior fiscal year.

FINANCIAL CONDITION
         Net cash used in operating activities was approximately $3,486,000 for the quarter ended April 30, 1999 primarily due to decreases in the Company's accrued liabilities and accounts payable and the increase in the Company's inventory since January 31, 1999. The Company had working capital of approximately $5,647,000 at April 30, 1999, as compared to the $4,762,000 in working capital at January 31, 1999 for an overall increase of $885,000. The reduction in current assets of $873,000 during the three month period was primarily related to the $1,304,000 reduction in cash. The reduction in current assets was offset by a corresponding decrease of $1,758,000 in current liabilities. The net decrease in current liabilities resulted primarily from an increase in borrowings under the revolving credit facility of $2,570,000, which was offset by the decreases in the Company's accounts payable and accrued liabilities of $3,194,000 and $1,087,000, respectively.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal 2000. However, in order to fully complete the store expansion program currently planned in fiscal 2000, the Company may need to seek additional financing sources. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company has signed a lease for the relocation of one of its stores in Tampa, Florida. The Company may also need to seek additional sources of financing (debt and/or equity or a combination thereof) in order to proceed with any expansion program beyond fiscal 2000.

         The Company's ownership of its former Fort Lauderdale store is encumbered by a first mortgage loan from a bank in the amount of $640,000, with a balance of approximately $410,000 at April 30, 1999. This property is currently under contract for sale.

YEAR 2000 ISSUE
         The year 2000 issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, including possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the year 2000 issue.

         The Company has been executing a plan to identify and address any possible business issues related to the impact of the year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the year 2000 issue in multiple phases, including (i) determining an initial inventory of the

Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be year 2000 compliant, (iii) testing of systems and equipment to determine year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. The initial inventory and assessment of the Company's systems has been completed. Action plans are being developed to address systems and equipment that are currently non-compliant. Implementation of the required changes is expected to be complete by October 1999.

         Incremental costs, which include costs associated with internal resources to modify existing systems in order to achieve year 2000 compliance are charged to expense as incurred. The Company does not expect the cost of making the required system changes to exceed $150,000. The anticipated cost of the project and the dates on which the Company believes it will complete the year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems.

         With respect to the Company's suppliers and vendors, the Company is in the process of contacting suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems and operations are year 2000 complaint in a timely manner. The Company's year 2000 issues and any potential business interruptions, costs, damages or loses related thereto, are also dependent upon the year 2000 compliance of other third parties. To date, the Company is unable to determine whether it will be materially affected by the failure of any of its suppliers, vendors, or other third parties to be year 2000 compliant. The Company believes that its compliance efforts have and will reduce the impact on the Company of such failures. Failures of any third parties with which the Company interacts to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by October 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential year 2000 issue. Contingency plans to protect the Company from the year 2000 related interruptions are also being developed and are expected to be completed by October 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following exhibits are filed with this report:

                  EXHIBIT NO.     DESCRIPTION
                  -----------     -----------
                  10.17           Merchant Agreement - Household Bank (SB), N.A.

                  27.             Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUND ADVICE, INC.

                                            (Registrant)

Date JUNE 11, 1999                         /S/ PETER BESHOURI
     --------------                        ---------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date JUNE 11, 1999                        /S/ KENNETH L. DANIELSON
     --------------                       ----------------------------------
                                            Kenneth L. Danielson, Chief
                                            Financial and Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------

 10.17            Merchant Agreement - Household Bank (SB), N.A.

 27               Financial Data Schedule