Form 10-Q
period 1999-07-31
SOUND ADVICE INC
filed 1999-09-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JULY 31, 1999, or

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

              1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA 33004
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---
         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,748,894 SHARES OUTSTANDING AS OF AUGUST 27, 1999.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX
                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets (Unaudited)
          July 31, 1999 and January 31, 1999                                3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three and Six Months Ended July 31, 1999 and 1998         4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended July 31, 1999 and 1998                   5

          Notes to Condensed Consolidated Financial Statements              6-7

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations.                    8-12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  14

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                       July 31, 1999 and January 31, 1999

                                                          JULY 31, 1999            JANUARY 31, 1999
                                                          -------------            ----------------
ASSETS
Current Assets:
  Cash                                                     $  1,217,228               $  1,384,051
  Receivables:
    Vendors                                                   3,779,870                  5,376,641
    Trade                                                       892,404                    868,378
    Employees                                                   468,830                    339,451
                                                           ------------               ------------
                                                              5,141,104                  6,584,470
  Less allowance for doubtful accounts                         (502,400)                  (440,900)
                                                           ------------               ------------
                                                              4,638,704                  6,143,570

  Inventories                                                29,283,079                 30,987,826
  Prepaid and other current assets                              501,931                    472,122
                                                           ------------               ------------
         Total current assets                                35,640,942                 38,987,569

Property and equipment, net                                  14,693,297                 16,006,704

Deferred tax assets, net                                        585,500                          -

Other assets                                                    108,764                    115,040

Goodwill, net                                                   175,283                    107,729
                                                           ------------               ------------
                                                           $ 51,203,786               $ 55,217,042
                                                           ============               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit facility               $ 12,323,956               $ 13,775,936
  Accounts payable                                            9,005,231                 12,310,092
  Accrued liabilities                                         7,463,791                  7,671,639
  Current maturities of long-term debt                                -                    467,483
                                                           ------------               ------------
         Total current liabilities                           28,792,978                 34,225,150


  Capital lease obligation                                      793,025                    797,180

  Other liabilities and deferred credits                      4,048,811                  4,136,776
                                                           ------------               ------------
                                                             33,634,814                 39,159,106
                                                           ------------               ------------
Shareholders' Equity:
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,738,894 shares at July 31, 1999
  and 3,733,894 at January 31, 1999                              37,389                     37,339
  Additional paid-in capital                                 11,076,555                 11,067,455
  Retained earnings                                           6,455,028                  4,953,142
                                                           ------------               ------------
         Total shareholders' equity                          17,568,972                 16,057,936

Commitments and contingencies
                                                           ------------               ------------
                                                           $ 51,203,786               $ 55,217,042
                                                           ============               ============

See accompanying notes to condensed consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended July 31, 1999 and 1998

                                                      Three Months Ended July 31,                Six Months Ended July 31,
                                                  -----------------------------------        ----------------------------------
                                                       1999                 1998                  1999                1998
                                                  --------------       --------------        --------------      --------------
Net sales                                         $  41,340,323        $  33,518,258         $  80,367,686       $  67,166,607

Cost of goods sold                                   27,374,980           22,121,464            52,815,150          43,924,775
                                                  --------------       --------------        --------------      --------------
    Gross profit                                     13,965,344           11,396,794            27,552,536          23,241,832

Selling, general and administrative
     expenses                                        12,737,834           11,241,959            25,364,571          22,480,389
                                                  --------------       --------------        --------------      --------------
Income from operations                                1,227,509              154,835             2,187,965             761,443

Other income (expense):
    Interest expense                                   (356,886)            (378,696)             (706,428)           (756,826)
    Other, net                                           10,934               18,469                20,349              35,915
                                                  --------------       --------------        --------------      --------------
Income (loss) before income taxes                       881,557             (205,392)            1,501,886              40,532

Income taxes                                                  -               26,000                     -             155,000
                                                  --------------       --------------        --------------      --------------
    Net income (loss)                             $     881,557        $    (231,392)        $   1,501,886       $    (114,468)
                                                  ==============       ==============        ==============      ==============
Common and common equivalent per
share amounts:
   Basic net income (loss) per share              $        0.24        $       (0.06)        $        0.40       $       (0.03)
                                                  ==============       ==============        ==============      ==============
   Diluted net income (loss) per share            $        0.21        $       (0.06)        $        0.36       $       (0.03)
                                                  ==============       ==============        ==============      ==============
Weighted average number of shares
  outstanding - basic                                 3,735,048            3,728,894             3,734,477           3,728,894
                                                  ==============       ==============        ==============      ==============
Weighted average number of shares
  outstanding - diluted                               4,168,251            3,728,894             4,120,600           3,728,894
                                                  ==============       ==============        ==============      ==============

See accompanying notes to condensed consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended July 31, 1999 and 1998

                                                                     1999                     1998
                                                                ------------            ------------
Cash Flows From Operating Activities:
  Net income                                                    $  1,501,886            $   (114,468)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
      Depreciation and amortization                                1,745,276               1,639,218
      Gain on disposition of assets                                  (15,474)                      -
      Deferred income taxes                                         (585,500)                      -
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                              1,504,866                 458,306
          Inventories                                              1,776,266               6,420,936
          Prepaid and other current assets                           (29,809)                 18,969
          Income taxes receivable                                          -                  55,000
          Other assets                                                (2,724)                  8,379
      Increase (decrease) in:
          Accounts payable                                        (3,304,861)             (7,411,005)
          Accrued liabilities                                       (207,848)             (2,103,260)
          Other liabilities & deferred credits                       (87,965)               (302,848)
                                                                ------------            ------------
  Net cash provided by (used in) operating activities              2,294,113              (1,330,773)
                                                                ------------            ------------
Cash Flows From Investing Activities:
    Capital expenditures                                          (1,066,217)             (1,311,076)
    Proceeds from disposition of assets                              821,687                       -
    Acquisition of store facility                                   (301,938)                      -
                                                                ------------            ------------
 Net cash provided by (used in) investing activities                (546,468)             (1,311,076)
                                                                ------------            ------------
Cash Flows From Financing Activities:
    Borrowings on revolving credit facility                       73,291,662              75,827,290
    Repayments on revolving credit facility                      (74,743,642)            (73,979,795)
    Net repayments of long-term debt                                (467,483)                (88,237)
    Reductions in capital lease obligation                            (4,155)                 (4,155)
    Proceeds from exercise of stock options                            9,150                       -
                                                                ------------            ------------
 Net cash (used in) provided by financing activities              (1,914,468)              1,755,103
                                                                ------------            ------------
    Decrease in cash                                                (166,823)               (886,746)
    Cash, beginning of period                                      1,384,051               1,421,392
                                                                ------------            ------------
Cash, end of period                                             $  1,217,228            $    534,646
                                                                ============            ============
Supplemental disclosures of cash flow information:
    Interest paid                                               $    621,079            $    677,903
                                                                ============            ============
    Income taxes paid, net of refunds                           $    780,000            $    735,801
                                                                ============            ============
Supplemental disclosure of store acquisition:
   Total purchase price                                         $    301,938
   Less:
      Fixed asset valuation                                         (148,640)
      Inventory valuation                                            (71,519)
                                                                ------------
   Amount included in goodwill                                  $     81,779
                                                                ============

See accompanying notes to condensed consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at July 31, 1999 and January 31, 1999 and the statements of operations for the three and six month periods ended July 31, 1999 and 1998 and statements of cash flows for the six month periods ended July 31, 1999 and 1998. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the period ended January 31, 1999.

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

3.)      STORE ACQUISITION

         In June, the Company acquired a Bang & Olufsen concept store located in Naples, Florida for an aggregate purchase price of $302,000. Included in the purchase price was inventory of $71,500 and fixed assets of $149,000.

4.)      SALE OF PROPERTY

         In July, the Company sold its former Fort Lauderdale store location for a gross selling price of $850,000. The property was encumbered by a mortgage and upon payment of the outstanding mortgage balance and transaction costs, the company received net proceeds of $380,500.

5.)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended July 31, 1999 and 1998 are as follows:

                      TRAILING FOUR QUARTERS ENDED JULY 31,
                             (Dollars in Thousands)
QUARTERLY SALES
                                         1999              1998
                                         ----              ----
                                    AMOUNT    %        AMOUNT   %
                                    ------    -        ------   -
Second  Quarter                    $41,340   24.6%    $33,518  22.0%
  (May - July)

First  Quarter                      39,027   23.3      33,648  22.1
  (February - April)

Fourth Quarter                      53,002   31.6      48,808  32.1
  (November - January)

Third  Quarter                      34,423   20.5      36,282  23.8
  (August  - October)
                                  --------   -----   --------  -----
SALES FOR TRAILING TWELVE         $167,792    100%   $152,256   100%
MONTHS ENDED JULY 31,             ========   =====   ========  =====
1999 AND 1998, RESPECTIVELY

6.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                          JULY 31, 1999        JANUARY 31, 1999
                                          -------------        ----------------
Land                                      $      - 0 -          $     521,465
Building                                        685,000             1,119,605
Furniture and equipment                      10,356,344             9,664,424
Leasehold improvements                       19,316,245            19,100,481
Display fixtures                              7,458,687             7,183,697
Vehicles                                      1,003,552             1,097,490
                                            -----------           -----------
         Total                               38,819,828            38,687,162

Less accumulated depreciation               (24,126,531)          (22,680,458)
                                            -----------            ----------
Property and equipment, net               $  14,693,297         $  16,006,704
                                            ===========            ==========

7.)      STOCK OPTIONS

         During the quarter ended July 31, 1999, incentive stock options for 2,500 shares of common stock were exercised at $1.77 per share and non-qualified stock options for 2,500 shares were exercised at $1.89 per share.

8.)      PROVISION FOR INCOME TAXES

         The Company recorded a deferred tax asset of approximately $585,500 as a result of a change in the valuation reserve for deferred taxes. The income tax provision for the six months ended July 31, 1998, includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The Company's net sales for the quarter ended July 31, 1999 increased $7,822,000 or 23.3% to $41,340,000 compared to $33,518,000 in the corresponding period in the prior fiscal year. The increase in sales resulted from an increase in same store sales along with the addition of two stores and two Bang & Olufsen concept stores in the 1999 quarter as compared to the 1998 quarter. Sales increased in each of the core categories of audio, video, and mobile products. The largest percentage sales increases were in audio speakers and audio music systems in the audio category and in direct view television and DVD players in the video category. Increases in these categories were partially offset by reduced sales of cellular phones which are being de-emphasized in the Company's product mix. Comparable store net sales increased 19.6% in the quarter ended July 31, 1999 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new stores opened in November 1998 and December 1998. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Net sales for the six months ended July 31, 1999 increased by $13,201,000 or 19.7% to $80,368,000 over the corresponding period in the prior fiscal year. As stated above, the increase in net sales for the six month period results from growth in same store sales and the addition of two stores and two concept stores compared to the prior year. Overall sales increased in the core categories of audio, video, and mobile products. For the six months the largest percentage sales increases were in audio speakers, audio/video receivers and audio acessories in the audio category and direct view televisions, DVD players and projection televisions in the video category. Increases in these categories were partially offset by reduced sales of cellular phones as discussed above. Comparable store net sales as adjusted for the new stores increased 13.4% in the six months ended July 31, 1999 compared to the corresponding six month period in the prior fiscal year.

         Gross profit increased by $2,569,000 or 22.5% in the quarter ended July 31, 1999 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 33.8% in the quarter ended July 31, 1999 as compared to 34% in the quarter ended July 31, 1998. The increase in gross profit is directly related to the increase in overall sales and the slight reduction in gross profit percentage is directly related to the Company's current sales mix.

         Gross profit increased by $4,311,000 or 18.5% in the six months ended July 31, 1999 compared to the corresponding period in the prior year. The gross profit percentage was 34.2% in the six months ended July 31, 1999 as compared to 34.6% in the six months ended July 31, 1998. As stated above, the increase in gross profit and slight reduction in gross profit percentage is directly related to the increase in the Company's total sales and the Company's current sales mix.

       Selling, general and administrative expenses ("SG&A") increased by $1,496,000 or 13.3% in the quarter ended July 31, 1999 over the corresponding period in the prior year. SG&A increased by $2,884,000 or 12.8% in the six months ended July 31, 1999 over the corresponding period in the prior year. The increase in both periods is primarily a result of sales commissions on increased gross profit and costs associated with the new stores. SG&A as a percentage of net sales decreased to 30.8% in the quarter and 31.6% in the six months ended July 31, 1999 from 33.5% in both the comparable quarter and six months of the previous fiscal year. The percentage decrease is directly related to the increase in overall sales.

         Interest expense decreased by $22,000 and $50,000, respectively, for the quarter and six months ended July 31, 1999 from the corresponding periods in the prior fiscal year. The decreases were primarily attributable to a lower effective interest rate under the Company's revolving credit facility as compared to the comparable period in the prior fiscal year.

         The Company recorded a deferred tax asset of $340,500 for the quarter and $585,500 for the six months ended July 31, 1999 as a result of a change in the valuation reserve for deferred taxes. The income tax provision in the 1998 quarter and six month periods includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

       Net income for the quarter ended July 31, 1999 was $882,000 or $.24 per share basic and $.21 per share diluted compared to net loss of $231,000 or $.06 per share basic and diluted for the same quarter in the previous fiscal year. Net income for the six months ended July 31, 1999 was $1,502,000 or $.40 per share basic and $.36 per share diluted compared to net loss of $114,000 or $.03 per share basic and diluted in the same period of the prior fiscal year. The improvement in the quarter and six months ended July 31, 1999 over the comparable periods in the prior fiscal year is primarily a result of increased gross profit resulting from increased same store sales and the adition of new stores. The increase in gross profit was partially offset by sales commissions and expenses associated with new stores.

FINANCIAL CONDITION

       Net cash provided by operating activities was approximately $2,294,000 for the six months ended July 31, 1999 primarily due to the profitable operations of the Company during this period. The Company had working capital of approximately $6,848,000 at July 31, 1999, as compared to $4,762,000 in working capital at January 31, 1999 for an overall increase of $2,086,000. The decrease in current assets of $3,347,000 during the six month period was primarily related to the $1,705,000 decrease in inventory and a decrease in receivables of $1,505,000. The net decrease in current assets was offset by an overall decrease of $5,432,000 in current liabilities. The net decrease in current liabilities resulted primarily from a decrease in accounts payable of $3,305,000 and a decrease in borrowings under the revolving credit facility of $1,452,000.

         During the quarter ending July 31, 1999, the Company acquired its third Bang & Olufsen concept store in Naples, Florida for an aggregate purchase price of $302,000. Included in the purchase price were inventory and fixed assets totaling $72,000 and $149,000, respectively. In addition, the Company sold its former Fort Lauderdale store location for a gross sales price of $850,000 and, after repayment of the existing mortgage transaction costs, received net cash proceeds of approximately $381,000.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during the 2000 fiscal year. However, to fully complete the store expansion program currently planned in the 2001 fiscal year, the Company may need to seek additional financing sources including debt and/or equity securities. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company has signed a lease for the relocation of one of its stores in Tampa, Florida and has assumed a lease in connection with the aquisition of the Bang & Olufsen concept store in Naples, Florida.

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

       Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by October 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential year 2000 issue. Contingency plans to protect the Company from year 2000 related interruptions are also being developed and are expected to be completed by October 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "Year 2000" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from, and the establishment and maintenance of, relationships with suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       --------------------------------------------
                  10.1              Tenth Amendment to Employment Agreement,
                                    dated as of February 1, 1999 between
                                    Sound Advice, Inc. and Peter Beshouri
                                    (filed herewith).

                  10.2 Tenth Amendment to Employment Agreement, dated as of February 1, 1999 between Sound Advice, Inc. and Michael Blumberg (filed herewith).

                  10.3 Employment Agreement dated as of January 31, 1999 between Sound Advice, Inc. and Kenneth
                                    L. Danielson (filed herewith).

                  10.4 Employment Agreement dated as of January 31, 1999 between Sound Advice, Inc. and Christopher P. O'Neil (filed herewith).

                  27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUND ADVICE, INC.
                                          -----------------------------------
                                          (Registrant)

Date SEPTEMBER 13, 1999                    /s/ Peter Beshouri
     -------------------                   -----------------------------------
                                           Peter Beshouri, Chairman of the
                                           Board, President and Chief
                                           Executive Officer

Date SEPTEMBER 13, 1999                   /s/ Kenneth L. Danielson
     -------------------                  ------------------------------------
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

                                FOR QUARTER ENDED
                                  JULY 31, 1999

                             COMMISSION FILE NUMBER
                                     0-15194

              -----------------------------------------------------
                               SOUND ADVICE, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
10.1              Tenth Amendment to Employment Agreement, dated as of
                  February 1, 1999 between Sound Advice, Inc. and Peter
                  Beshouri (filed herewith).

10.2 Tenth Amendment to Employment Agreement, dated as of February 1, 1999 between Sound Advice, Inc. and Michael Blumberg (filed herewith).

10.3 Employment Agreement dated as of January 31, 1999 between Sound Advice, Inc. and Kenneth L. Danielson (filed herewith).

10.4 Employment Agreement dated as of January 31, 1999 between Sound Advice, Inc. and Christopher P. O'Neil (filed herewith).

27.               Financial Data Schedule (filed herewith).