Form 10-Q
period 1999-10-31
SOUND ADVICE INC
filed 1999-12-14
CIK 793971

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the quarterly period ended OCTOBER 31, 1999, or

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,761,394 SHARES OUTSTANDING AS OF DECEMBER 10, 1999.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)
          October 31, 1999 and January 31, 1999                              3

          Condensed Consolidated Statements of Income (Unaudited)
          for the Three and Nine Months Ended October 31, 1999 and 1998      4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended October 31, 1999 and 1998                5

          Notes to Condensed Consolidated Financial Statements             6-8

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations                    9-13


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security - Holders               14

Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                  16

                       SOUND ADVICE, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                      October 31, 1999 and January 31, 1999


                                                                         October 31, 1999   January 31, 1999
                                                                         ----------------   ----------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                                       $  1,242,794      $  1,384,051
  Receivables:
    Vendors                                                                     4,502,997         5,376,641
    Trade                                                                         859,300           868,378
    Employees                                                                     444,887           339,451
                                                                             ------------      ------------
                                                                                5,807,184         6,584,470
  Less allowance for doubtful accounts                                           (357,900)         (440,900)
                                                                             ------------      ------------
                                                                                5,449,284         6,143,570
  Inventories                                                                  33,281,266        30,987,826
  Prepaid and other current assets                                                467,206           472,122
                                                                             ------------      ------------
         Total current assets                                                  40,440,550        38,987,569

Property and equipment, net                                                    15,293,069        16,006,704

Deferred tax assets, net                                                          960,000                --

Other assets                                                                      114,054           115,040

Goodwill, net                                                                     180,352           107,729
                                                                             ------------      ------------
                                                                             $ 56,988,025      $ 55,217,042
                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit facility                                 $ 12,548,323      $ 13,775,936
  Accounts payable                                                              9,160,375        12,310,092
  Cash overdraft                                                                3,317,580                --
  Accrued liabilities                                                           8,671,825         7,671,639
  Current maturities of long-term debt                                                 --           467,483
                                                                             ------------      ------------
         Total current liabilities                                             33,698,103        34,225,150

  Capital lease obligation                                                        790,795           797,180

  Other liabilities and deferred credits                                        3,928,911         4,136,776
                                                                             ------------      ------------
                                                                               38,417,809        39,159,106
                                                                             ------------      ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 3,761,394 shares at October 31, 1999
  and 3,733,894 at January 31, 1999                                                37,614            37,339
  Additional paid-in capital                                                   11,118,555        11,067,455
  Retained earnings                                                             7,414,047         4,953,142
                                                                             ------------      ------------
         Total shareholders' equity                                            18,570,216        16,057,936

Commitments and contingencies                                                ------------      ------------
                                                                             $ 56,988,025      $ 55,217,042
                                                                             ============      ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                                     THREE MONTHS ENDED OCTOBER 31,         NINE MONTHS ENDED OCTOBER 31,
                                                    --------------------------------      --------------------------------
                                                         1999              1998                1999               1998
                                                    -------------      -------------      -------------      -------------
Net sales                                           $  39,880,119      $  34,422,617      $ 120,247,805      $ 101,589,223

Cost of goods sold                                     25,805,525         22,571,981         78,620,675         66,496,756
                                                    -------------      -------------      -------------      -------------

    Gross profit                                       14,074,594         11,850,636         41,627,130         35,092,467

Selling, general and administrative
     expenses                                          12,808,285         11,319,388         38,172,856         33,799,777
                                                    -------------      -------------      -------------      -------------

Income from operations                                  1,266,309            531,248          3,454,274          1,292,690

Other income (expense):
    Interest expense                                     (317,589)          (309,271)        (1,024,017)        (1,066,097)
    Other, net                                             10,299             29,506             30,648             65,421
                                                    -------------      -------------      -------------      -------------

Income before income taxes                                959,019            251,483          2,460,905            292,014

Income taxes                                                   --            135,000                 --            290,000
                                                    -------------      -------------      -------------      -------------


    Net income                                      $     959,019      $     116,483      $   2,460,905      $       2,014
                                                    =============      =============      =============      =============

Common and common equivalent per share amounts:
   Basic net income per share                       $        0.26      $        0.03      $        0.66      $        0.00
                                                    =============      =============      =============      =============
   Diluted net income per share                     $        0.23      $        0.03      $        0.59      $        0.00
                                                    =============      =============      =============      =============
Weighted average number of shares
  outstanding - basic                                   3,752,672          3,728,894          3,740,542          3,728,894
                                                    =============      =============      =============      =============
Weighted average number of shares
  outstanding - diluted                                 4,257,745          3,931,020          4,184,755          3,948,666
                                                    =============      =============      =============      =============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                       SOUND ADVICE, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended October 31, 1999 and 1998

                                                             1999                1998
                                                         --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   2,460,905      $       2,014
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                          2,605,538          2,497,828
      Gain on disposition of assets                            (22,876)           (11,568)
      Deferred income taxes                                   (960,000)                --
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                          694,286           (543,192)
          Inventories                                       (2,221,921)        (1,530,090)
          Prepaid and other current assets                       4,916              9,420
          Income taxes receivable                                   --             55,000
          Other assets                                         (12,514)           (38,973)
      Increase (decrease) in:
          Accounts payable                                  (3,149,717)        (1,067,334)
          Accrued liabilities                                1,000,186         (1,469,748)
          Other liabilities & deferred credits                (207,865)          (376,840)
                                                         -------------      -------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           190,938         (2,473,483)
                                                         -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (2,530,868)        (2,752,653)
    Proceeds from disposition of assets                        833,137             33,264
    Acquisition of store facility                             (301,938)                --
                                                         -------------      -------------
 NET CASH USED IN INVESTING ACTIVITIES                      (1,999,669)        (2,719,389)
                                                         -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving credit facility                134,186,859        117,598,403
    Repayments on revolving credit facility               (135,414,472)      (112,416,003)
    Net repayments of long-term debt                          (467,483)          (128,058)
    Increase in cash overdraft                               3,317,580                 --
    Reductions in capital lease obligation                      (6,385)            (5,999)
    Proceeds from exercise of stock options                     51,375                 --
                                                         -------------      -------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,667,474          5,048,343
                                                         -------------      -------------
    Decrease in cash                                          (141,257)          (144,529)
    Cash, beginning of period                                1,384,051          1,421,392
                                                         -------------      -------------
CASH, END OF PERIOD                                      $   1,242,794      $   1,276,863
                                                         =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                        $     913,482      $     925,001
                                                         =============      =============
    Income taxes paid, net of refunds                    $   1,580,000      $     735,801
                                                         =============      =============
SUPPLEMENTAL DISCLOSURE OF STORE ACQUISITION:

   Total purchase price                                  $     301,938
   Less:
      Fixed asset valuation                                   (148,640)
      Inventory valuation                                      (71,519)
                                                         -------------
   Amount included in goodwill                           $      81,779
                                                         =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at October 31, 1999 and January 31, 1999 and the statements of income for the three and nine month periods ended October 31, 1999 and 1998 and statements of cash flows for the nine month periods ended October 31, 1999 and 1998. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the period ended January 31, 1999.

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

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   OCTOBER 31,                 OCTOBER 31,
                                            -----------------------     -----------------------
                                              1999          1998          1999           1998
                                            ---------     ---------     ---------     ---------
Basic:   Weighted average common shares
         outstanding                        3,752,672     3,728,894     3,740,542     3,728,894
                                            =========     =========     =========     =========

Diluted: Weighted average common shares
         outstanding                        3,752,672     3,728,894     3,740,542     3,728,894
         Dilutive effect of
         options and warrants                 505,073       202,126       444,213       219,772
                                            ---------     ---------     ---------     ---------
Total                                       4,257,745     3,931,020     4,184,755     3,948,666
                                            =========     =========     =========     =========

3.)      STORE ACQUISITION
         In June, the Company acquired a Bang & Olufsen concept store located in Naples, Florida for an aggregate purchase price of approximately $302,000. Included in the purchase price were inventory of approximately $71,500 and fixed assets of approximately $149,000.

4.)      SALE OF PROPERTY
         In July, the Company sold its former Fort Lauderdale store location for a gross selling price of approximately $850,000. The property was encumbered by a mortgage and upon payment of the outstanding mortgage balance and transaction costs, the Company received net proceeds of approximately $380,500.

5.)      SEASONALITY
         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended October 31, 1999 and 1998 are as follows:

                    TRAILING FOUR QUARTERS ENDED OCTOBER 31,
                             (Dollars in Thousands)

QUARTERLY SALES
                                        1999                      1998
                                        ----                      ----
                                 AMOUNT        %         AMOUNT        %
                                --------     -----      --------     -----

Third  Quarter                  $ 39,880     23.0%      $ 34,423       22.9%
  (August - October)

Second  Quarter                   41,340      23.9        33,518      22.3
  (May - July)

First Quarter                     39,027      22.5        33,648      22.4
         (February - April)

Fourth  Quarter                   53,002      30.6        48,808      32.4
  (November - January)

SALES FOR TRAILING TWELVE       --------     -----      --------     -----
MONTHS ENDED OCTOBER 31,
1999 AND 1998, RESPECTIVELY     $173,249      100%      $150,397      100%
                                ========     =====      ========     =====

6.)      PROPERTY AND EQUIPMENT, NET
         Property and equipment, net, consists of the following:

                                 OCTOBER 31, 1999  JANUARY 31, 1999
                                 ----------------  ----------------

Land                              $    - 0 -        $    521,465
Building                               685,000         1,119,605
Furniture and equipment             11,267,833         9,664,424
Leasehold improvements              19,372,186        19,100,481
Display fixtures                     7,948,608         7,183,697
Vehicles                               936,475         1,097,490
                                  ------------      ------------
         Total                      40,210,102        38,687,162
Less accumulated depreciation      (24,917,033)      (22,680,458)
                                  ------------      ------------
Property and equipment, net       $ 15,293,069      $ 16,006,704
                                  ============      ============

7.)      STOCK OPTIONS
         During the quarter ended October 31, 1999, incentive stock options for 2,500 shares of common stock were exercised at $1.77 per share and non-qualified stock options for 10,000 shares were exercised at $1.89 per share. Stock warrants for 10,000 shares were exercised at $1.89 per share.

8.)      PROVISION FOR INCOME TAXES
         During the nine months ended October 31, 1999, the Company recorded a deferred tax asset of approximately $960,000 as a result of a change in the valuation reserve for deferred taxes. The income tax provision for the nine months ended October 31, 1998, includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The Company's net sales for the quarter ended October 31, 1999 increased $5,457,000 or 15.9% to $39,880,000 compared to $34,423,000 in the corresponding period in the prior fiscal year. The increase in sales resulted from an increase in same store sales along with the addition of two stores and two Bang & Olufsen concept stores in the 1999 quarter as compared to the 1998 quarter. Sales increased in each of the core categories of audio, video, and mobile products. The largest sales increases were in receivers, speakers and music systems in the audio category and in direct view television, DVD players and HDTV ready projection television in the video category. Increases in these categories were partially offset by reduced sales of cellular phones which are being de-emphasized in the Company's product mix. Comparable store net sales increased 9.5% in the quarter ended October 31, 1999 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude new stores opened in November 1998, December 1998, and June 1999. The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized greater sales and profits during the holiday selling season.

         Net sales for the nine months ended October 31, 1999 increased by $18,659,000 or 18.4% to $120,248,000 over the corresponding period in the prior fiscal year. As stated above, the increase in net sales for the nine month period results from growth in same store sales and the addition of two stores and two concept stores compared to the prior year. Overall sales increased in the core categories of audio, video, and mobile products. For the nine months the largest percentage sales increases were in audio speakers, audio/video receivers and audio acessories in the audio category and direct view televisions, DVD players and projection televisions in the video category. Increases in these categories were partially offset by reduced sales of cellular phones as discussed above. Comparable store net sales as adjusted to exclude new stores increased 12.1% in the nine months ended October 31, 1999 compared to the corresponding nine month period in the prior fiscal year.

         Gross profit increased by $2,224,000 or 18.8% to $14,075,000 in the quarter ended October 31, 1999 compared to the corresponding quarter in the prior fiscal year. The gross profit percentage was 35.3% in the quarter ended October 31, 1999 as compared to 34.4% in the quarter ended October 31, 1998. The increase in gross profit is directly related to the increase in overall sales and increase in gross profit percentage of the Company's current sales mix as compared to the sales mix in the prior year.

         Gross profit increased by $6,535,000 or 18.6% to $41,627,000 in the nine months ended October 31, 1999 compared to the corresponding period in the prior year. The gross profit percentage was 34.6% in the nine months ended October 31, 1999 as compared to 34.5% in the nine months ended October 31, 1998. As stated above, the increase in gross profit is directly related to the Company's increase in overall sales as compared to the same period in the prior year.

         Selling, general and administrative expenses ("SG&A") increased by $1,489,000 or 13.2% to $12,808,000 in the quarter ended October 31, 1999 over the corresponding period in the prior year. SG&A increased by $4,373,000 or 12.9% to $38,173,000 in the nine months ended October 31, 1999 over the corresponding period in the prior year. The increase in both periods is primarily a result of increased sales commissions based on gross profit and, secondarily, to expenses associated with the new stores. SG&A as a percentage of net sales decreased slightly to 32.1% in the quarter ended October 31, 1999 and 31.7% in the nine months ended October 31, 1999 as compared to 32.9% in the quarter and 33.3% in the nine months in the corresponding periods of the prior year. The percentage decrease is directly related to the increase in overall sales.

         Interest expense increased by $8,000 for the quarter ended October 31, 1999 and decreased by $42,000 for the nine months ended October 31, 1999 from the corresponding periods in the prior fiscal year. The overall decrease is the result of a reduced level of borrowing as compared to the comparable periods in the prior fiscal year.

         The Company recorded a deferred tax asset of $374,500 for the quarter and $960,000 for the nine months ended October 31, 1999 as a result of a change in the valuation reserve for deferred taxes. The income tax provision in the quarter and nine month period ended October 31, 1998 includes an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

         Net income for the quarter ended October 31, 1999 was $959,000 or $.26 per share basic and $.23 per share diluted compared to net income of $116,000 or $.03 per share basic and $.03 per share diluted for the corresponding period in the previous fiscal year. Net income for the nine months ended October 31, 1999 was $2,461,000 or $.66 per share basic and $.59 per share diluted compared to net income of $2,000 or $.00 per share basic and $.00 per share diluted in the corresponding period of the prior fiscal year. The improvement in the quarter and nine months ended October 31, 1999 over the comparable periods in the prior fiscal year is primarily a result of increased gross profit resulting from increased same store sales and the addition of new stores. The increase in gross profit was partially offset by increased sales commissions and expenses associated with new stores.

FINANCIAL CONDITION
         Net cash provided by operating activities was approximately $191,000 for the nine months ended October 31, 1999 primarily due to cash flow from net income, depreciation and an increase in accrued liabilities which were offset by the increase in the Company's inventory and decreases in the Company's accounts payable since January 31, 1999. The Company had working capital of approximately $6,743,000 at October 31, 1999, as compared to $4,762,000 in working capital at January 31, 1999 for an overall increase of $1,981,000. The increase in current assets of $1,453,000 during the nine month period was primarily related to the $2,293,000 increase in inventory. The net decrease in current liabilities resulted primarily from an decrease of $1,228,000 in borrowings under the Company's revolving credit facility and accounts payable of $3,150,000 which was offset by an increase in the Company's cash overdraft of $3,318,000 and accrued liabilities of $1,000,000.

         In June 1999, the Company acquired its third Bang & Olufsen concept store located in Naples, Florida for an aggregate purchase price of approximately $302,000. Included in the purchase price was inventory and fixed assets valued at approximately $71,500 and approximately $149,000, respectively.

         In July, the Company sold its Fort Lauderdale store location for a gross selling price of approximately $850,000. The property was encumbered by a mortgage and upon payment of the outstanding mortgage balance and transaction costs, the Company received net proceeds of approximately $380,500.

         The Company currently believes that funds from the Company's operations combined with borrowings available under its revolving credit facility and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements during fiscal 2000 and the first two quarters of fiscal 2001. However, in order to fully complete the store expansion program planned in fiscal 2001, the Company may need to seek additional financing sources. In that regard, the Company is exploring additional financing sources in connection with the expansion program. The Company relocated one of its stores in Tampa, Florida in November 1999 and has signed a lease for its fourth Bang & Olufsen concept store located in South Miami, Florida and which is expected to open in February 2000.

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

         The Company has been executing a plan to identify and address any possible business issues related to the impact of the year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be year 2000 compliant, (iii) testing of systems and equipment to determine year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. The initial inventory and assessment of the Company's systems was completed earlier this year. Subsequent to completing the assessment, all material operating systems have been upgraded to be year 2000 compliant and are in the process of being tested.

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

         With respect to the Company's suppliers and vendors, the Company is in the process of contacting suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems and operations are year 2000 complaint in a timely manner. The Company's year 2000 issues and any potential business interruptions, costs, damages or loses related thereto, are also dependent upon the year 2000 compliance of other third parties. To date, the Company is unable to determine whether it will be materially affected by the failure of any of its suppliers, vendors, or other third parties to be year 2000 compliant. The Company believes that its compliance efforts have and will continue to reduce the impact on the Company of such failures. Failures of any third parties with which the Company interacts to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders

         (a) The Company held its 1999 annual meeting of shareholders on Wednesday, October 27, 1999 (the "Annual Meeting").

         (b) The election of five directors which comprised the Company's entire Board of Directors. The five nominees, who were the nominees of the Company's Board of Directors were serving as directors of the Company as of the date of the Annual Meeting. All nominees were elected at the Annual Meeting as directors of the Company receiving the number of votes for and against election and abstention as set forth to their respective names below:

                                                           AGAINST
              NOMINEE FOR DIRECTOR     FOR THE ELECTION  THE ELECTION  ABSTAIN
              --------------------     ----------------  ------------  -------
              Peter Beshouri               1,473,735          0        404,147
              Michael Blumberg             1,473,735          0        404,147
              G. Kay Griffith              1,473,735          0        404,147
              William F. Hagerty, IV       1,473,735          0        404,147
              Herbert A. Leeds             1,473,735          0        404,147

              (c) Other matters voted upon at the annual meeting are as follows:

              Amendment to the Company's Articles of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office. Class I directors will hold office until the 2000 Annual Meeting, Class II directors will hold office until the 2001 Annual Meeting and Class III directors will hold office until the 2002 Annual Meeting. The number of votes for and against the Amendment and abstentions are set forth below:

              For the Amendment:         1,085,952
              Against the Amendment:       791,330
              Abstain:                         600

              Approval of the adoption of the Company's 1999 Stock Option Plan for a total of 500,000 shares of common stock for the purpose of providing competitive compensation levels without increasing cash requirements and for attracting and retaining competent personnel. The number of votes for and against adoption of the stock option plan and abstention are set forth below:

              For Adoption of the Stock Option Plan :      1,375,132
              Against Adoption of the Stock Option Plan :    500,700
              Abstain :                                        2,050

         (d)  (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibits are filed with this report:

              EXHIBIT NO.  DESCRIPTION
              -----------  --------------------------------------------------

                3.3 Amended and Restated Articles of Incorporation of Sound Advice, Inc.

                27.        Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUND ADVICE, INC.
                               ---------------------------------------------
                               (Registrant)

Date DECEMBER 10, 1999         /s/ PETER BESHOURI
     ------------------        ---------------------------------------------
                               Peter Beshouri, Chairman of the
                               Board, President and Chief
                               Executive Officer

Date DECEMBER 10, 1999         /s/ KENNETH L. DANIELSON
     ------------------        ---------------------------------------------
                               Kenneth L. Danielson, Chief
                               Financial and Accounting Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR QUARTER ENDED
                                OCTOBER 31, 1999

                             COMMISSION FILE NUMBER
                                     0-15194

              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NO.      DESCRIPTION
---      -----------

3.3      Amended and Restated Articles of Incorporation of Sound Advice, Inc.

27.      Financial Data Schedule (filed herewith).