Form 10-K405
period 2000-01-31
SOUND ADVICE INC
filed 2000-04-28
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended JANUARY 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______________ to _______________

              Commission file number  0-15194

                               SOUND ADVICE, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                           59-1520531
----------------------------------                     -----------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA                 33004
--------------------------------------------------------        --------------
          (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (954) 922-4434


Securities registered pursuant to Section 12(b) of the Act:

                                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
 ------------------------------------------------------------------------------
                                (Title of Class)



                          COMMON STOCK PURCHASE RIGHTS
 ------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 27, 2000, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON APRIL 27, 2000, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $37,193,000.

         THE REGISTRANT HAD 3,766,394 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF APRIL 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I

ITEM 1.       BUSINESS............................................................................................1
                  Overview........................................................................................1
                  Industry........................................................................................1
                  Business Strategy...............................................................................2
                  Growth Strategy.................................................................................3
                  Store Operations................................................................................4
                  Products and Services...........................................................................6
                  Advertising and Marketing.......................................................................8
                  Information Systems.............................................................................8
                  Suppliers, Purchasing and Distribution..........................................................9
                  Competition.....................................................................................9
                  Employees.......................................................................................9
                  Intellectual Property...........................................................................9

ITEM 2.       PROPERTIES.........................................................................................10

ITEM 3.       LEGAL PROCEEDINGS..................................................................................11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................11

ITEM 4.1.     EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................11

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................13
                  Common Stock Information.......................................................................13
                  Dividend Policy................................................................................13

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA.................................................14

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............16
                  Overview.......................................................................................16
                  Results of Operations..........................................................................16
                  Liquidity and Capital Resources................................................................19
                  Seasonality and Quarterly Results..............................................................20
                  Inflation......................................................................................21
                  Recent Accounting Pronouncements...............................................................21
                  Year 2000 Issues...............................................................................21
                  Forward-Looking Statements.....................................................................21

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................22

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................22



ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............22

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................23

ITEM 11.      EXECUTIVE COMPENSATION.............................................................................23

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................23

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................23

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................24

              SIGNATURES.........................................................................................28


                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         We are a full service specialty retailer of a broad range of selected high-quality, upscale entertainment and consumer electronic products. We operate 24 full-size stores in the State of Florida, the fourth largest state and the state with the fastest growing population in the United States. Each of our full-size stores sells home and car audio systems, large screen projection and direct view televisions, video products, personal electronics, car security systems, home entertainment furniture and related customized services and accessories. We also operate four stores featuring Bang & Olufsen audio products and accessories. Our target customers seek informed advice concerning product selection and system integration in conjunction with products incorporating the latest technology.

INDUSTRY

         The consumer electronics industry is defined to include audio, video, mobile electronics, communications, information technology, multimedia and accessory products, as well as related services. According to the Consumer Electronics Association (CEA), total sales of consumer electronics products in the United States are estimated to be $81 billion in 1999, a 7% increase over the 1998 figure of $75 billion, and are projected to hit a record $85 billion in 2000. We believe that the following trends in the consumer electronics industry create significant opportunities for a specialty retailer of high end audio and video products such as us.

     GROWTH OF LARGE FORMAT, HIGH VOLUME RETAILERS

         In recent years, consumer electronics retailing has become increasingly dominated by large format stores, including superstores and mass merchandisers. These stores typically attempt to achieve high sales volumes by marketing a wide variety of products to a broad segment of consumers, with an emphasis on introductory level products and relatively low prices. Many of the major department stores and catalog showroom companies have discontinued their sales of consumer electronics as a result of their inability to compete with large national superstores and discount merchandisers. Many of these national retailers have sought to capitalize on the growth of particular product categories, such as personal computers, within the overall consumer electronics industry. We believe this emphasis has contributed to a decreased emphasis by those stores on the higher-end audio and video products. We believe the emphasis of the mass merchandisers on high volume, low price point merchandising prevents these stores from being able to provide the depth of product knowledge and the consumer service that we are able to provide. This, combined with our focus on high-end, high technology products, distinguishes us so that we are not targeting our sales to the same market as the mass merchandisers.

     CONSOLIDATION OF CONSUMER ELECTRONICS RETAILERS

         The retail consumer electronics industry is highly fragmented, and we estimate that the two largest superstore chains accounted for approximately 27% of the total sales attributable to the 100 largest retailers in 1998. We believe that the expansion of large format chains precipitated consolidation of the industry during the 1990s by placing competitive pressure on regional broadline consumer electronics retailers that had strategies that were undifferentiated from consumer electronics superstores and mass merchandisers. There was also increased pressure on smaller specialty retailers that were successfully differentiated but which operated at a disadvantage due to limited scale, media inefficiencies, reduced purchasing power and lack of management depth. We believe that regional specialty retailers with strong name recognition by consumers represent attractive acquisition candidates and that the smaller or weaker specialty retailers will continue to face significant competitive pressures, thereby providing opportunities for retailers with scale advantages to increase market share.

     NEW TECHNOLOGIES

         Growth in the consumer electronics market has historically been driven by the introduction of new products based on technological innovations. For example, the proliferation of video cassette recorders and compact disc players helped to accelerate growth in the 1980s. We believe that a new generation of technology offers the prospect of increased industry sales with the introduction of digital delivery systems, such as high definition televisions (HDTV), digital audio players and MP3 players, digital versatile discs players (DVD) and direct broadcast satellite systems. The Consumer Electronics Association estimates that:

         o as of the end of 1999, a total of 4 million DVD players had been sold;

         o  6 million DVD players will be sold in the year 2000;

         o approximately 44,000 digital television units were sold in the first two months of 2000 and the first 10 million digital television units will be sold by 2003; and

         o digital video products will average 35% annual growth from 1999 to 2002.

         We believe that specialty retailers with sales personnel capable of understanding and communicating the benefits of technologically advanced products to consumers are well positioned to capture the increased sales that may result should those products achieve market acceptance.

BUSINESS STRATEGY

         Our business strategy is to capitalize on our position as the upscale, full service consumer electronics alternative to our competitors. The following are some of the key elements of our business strategy:

     WE FOCUS ON CORE CATEGORIES OF PRODUCTS

         We seek to satisfy demand for consumer electronics and home entertainment products, particularly in the core categories of audio, video, television and mobile electronics. We carry products and systems by high-end manufacturers whose products are not typically available in the mass marketplace.

     WE OFFER HIGH-END PRODUCTS INCORPORATING THE MOST ADVANCED AND INNOVATIVE TECHNOLOGY

         We offer our customers products and integrated entertainment systems that incorporate the latest technologies and features. A significant portion of our merchandise, such as products manufactured by Krell and Bang & Olufsen, is only available through select specialty retailers. We also carry high-end lines of products that are made by manufacturers whose lower-end lines are carried by mass marketers. For example, we carry the Sony Video & TV XBR, Mitsubishi Diamond, Pioneer Elite and Sony Audio ES product lines which are not widely available. Our focus on premium products that are not part of the mass marketplace distinguishes us from most of the large retailers in our industry and, we believe, appeals to the consumer who we seek to target.

     WE CUSTOM DESIGN, INSTALL AND SERVICE INTEGRATED MULTI-ROOM SYSTEMS

         When requested, we visit our customers' homes and provide customized design and consultation services to help them create integrated multi-room audio-visual and entertainment environments. These integrated systems can include built-in centralized audio systems for multiple areas, including swimming pool and other outdoor areas, customized placement of flat-screen television sets, customized and remote controlled lighting systems, including means of controlling the degree of natural light in the environment, and other highly technologically advanced systems. Once these systems are designed and installed, we will return to the homes of our customers as needed in order to maintain and update these systems.

     WE SHOWCASE PRODUCTS IN UPSCALE ENVIRONMENTS FOR OUR CUSTOMERS TO
     EXPERIENCE

         At each of our full-size stores we have segregated audition rooms, home theaters and demonstration areas that enable sales personnel to demonstrate the use of systems and products we offer. This format allows our customers to compare and test the performance and features of similar products and systems. Our Bang & Olufsen stores feature multiple product displays and a discrete demonstration area which allows our customers to experience Bang & Olufsen products. Our first Electronic Environments store, which is scheduled to open in the summer of 2000, will be an entirely demonstration oriented environment, built to simulate a residence and showcase some of our integrated systems. This new store format will allow visitors to experience the integration and synergy of some of our systems in an architecturally and aesthetically appealing environment.

     WE MAXIMIZE OUR CUSTOMERS' CONVENIENCE IN EVERY STAGE OF PRODUCT PURCHASE AND USE

         We feel that it is important to participate in and provide premium customer support in every stage of product selection and use. We endeavor to provide useful product information and integration advice prior to purchases being made, including visiting the homes of our customers in order to suggest customized integrated systems. We permit our customers to audition purchased products at their homes and, if a customer is not satisfied, we accept products returned within 60 days for a refund or a credit toward the purchase of another product or system. Car audio products, if installed by us, carry a one-year "defective replacement guaranty" and, once we install car audio equipment, a customer will not be charged for reinstallation into another car, installation of component upgrades or reinstallation after repair service. We believe that being involved with the customer in the full scope of the product life cycle helps develop customer loyalty.

     WE TRAIN OUR SALES AND SERVICE ASSOCIATES TO PROVIDE PREMIUM SERVICE AND ADVICE

         In order to build and maintain customer satisfaction, we believe that it is important to assure that the products purchased by each customer are those that are best suited to their needs. We feel that having a knowledgeable sales force is critical to achieving this goal. As such, our sales personnel receive extensive technical product training in order to provide knowledgeable assistance to our customers. We emphasize the need to provide personal attention and assistance to each customer and seek to aid each customer's selection process by demonstrating products and providing information with respect to features, price, quality and system integration.

GROWTH STRATEGY

         In addition to our business strategy that is focused on generating comparable store sales increases, we intend to grow our business by opening new stores and upgrading and relocating existing stores.

     INCREASE SAME STORE SALES

         We are attempting to increase our same store sales by continuing our focus on products incorporating the latest technology, since higher sale prices are typically associated with these products. For example, we feel that by seeking and offering an increasing number of digitally based products as they become available on the market, we can benefit from the higher prices at which these products are marketed. We are also increasing our same store sales by expanding the features that can be incorporated into our integrated systems. For example, we recently began to offer lighting and security solutions as a part of our integrated designs.

     OPEN NEW STORES

         We opened two new full-size stores, one in Tallahassee and one in North Palm Beach, in November 1998 and four mall based Bang & Olufsen stores in February and December 1998, June 1999 and March 2000. We expect to continue to explore the opening of new stores in geographic areas within our existing Florida distribution network and advertising radius in order to realize efficiencies and cost benefits as a result of our clustering of stores. Our current plans are to open two new full-size stores and two new shopping mall based Bang & Olufsen stores in the next eighteen months.

         We also expect to open our first Electronic Environments store in the summer of 2000. This store will be located in a 5,700 square foot facility. The store will be an entirely demonstration oriented environment, built to simulate a residential environment showcasing some of our integrated systems. These aesthetically pleasing environments will allow visitors to experience our products and the integration of our systems. Depending upon the success of this store, we expect to open four additional Electronic Environments stores in each of the next two years.

     UPGRADE AND RELOCATE EXISTING STORES

         We continually improve our existing stores by upgrading and rotating product displays and remodeling the interiors. At times we choose to relocate our stores in connection with the need for expansion. We relocated and upgraded our Tampa - Dale Mabry location from a 7,400 square foot facility to a 15,000 square foot facility. We currently plan to move one of our Miami stores, which is currently located in a 11,000 square foot facility, to another location in Miami. This relocation will allow us to expand this store to 15,700 square feet and to improve the store's visibility and increase customer traffic.

     PURSUE ACQUISITIONS

         We believe that we may gain significant benefits through strategic acquisitions of local and regional specialty retailers, both within the State of Florida and nationally, who target similar customers and provide similar products. Due to the fragmentation of the high-end market nationally, we feel that many opportunities exist for the acquisition of small, high-end stores that, while not currently having substantial market share, may be well positioned to serve as a solid platform for our expansion. Since we have no current intention of growing the Sound Advice name nationally, we would likely continue to operate the acquired entity that is located outside the State of Florida under its existing name and management.

STORE OPERATIONS

     STORES

         We operate 24 full-size Sound Advice stores and four Bang & Olufsen stores in the State of Florida. Our full-size store format features multiple home audio and video audition and demonstration areas, extensive portable electronics displays and an area displaying large screen projection and direct view televisions. While our stores vary in size, most of our full-size stores range from 15,000 to 17,000 square feet.

         Our Bang & Olufsen stores feature Bang & Olufsen audio products and accessories. While our full-size stores allow our customers to sample any of our merchandise, the Bang & Olufsen stores have vignettes of selected products displayed at any time. The Bang & Olufsen store format features multiple product displays and discrete product demonstration areas. Our Bang & Olufsen stores are typically 1,500 square feet. During fiscal 2001, we are planning to add two additional Bang & Olufsen stores.

     SITE SELECTION

         We typically locate our full-size stores in either freestanding buildings or strip shopping centers close to high automobile traffic areas. We locate our Bang & Olufsen stores in high pedestrian traffic shopping malls or retail areas. New store sites are selected on the basis of several factors, including location, relative competition, demographic characteristics of the local market and proximity to highways or major roadways. When selecting a new store site we principally look for affluent markets with demographics that match our best performing markets. Our stores are generally in major metropolitan areas and are close to regional malls or in other major shopping areas.

     STORE ECONOMICS

         Our average investment for our 24 full-size stores was approximately $2,100,000, including leasehold improvements, fixtures and equipment and inventory. The average net sales per full-size store was approximately $7,161,000 for fiscal 2000.

         We estimate that the cost, other than initial inventory, of an additional full-size store or relocating a store built to suit for us is approximately $950,000 to $1,200,000. We currently estimate that, if we acquire an existing store location, it will cost between $950,000 to $1,250,000 to retrofit the property. We estimate the initial inventory cost for a new full-size store to be approximately $1,000,000. Pre-opening expenses incurred in connection with an additional full-size store are minimal.

         Our average investment for the four Bang & Olufsen stores we operate was approximately $405,000, including leasehold improvements, fixtures and equipment, and inventory. The average net sales per Bang & Olufsen store was approximately $2,053,000 for fiscal 2000. We estimate the cost, other than initial inventory, of opening a mall based Bang & Olufsen store is approximately $175,000 to $225,000. Pre-opening expenses incurred in connection with an additional Bang & Olufsen store are minimal.

     TRAINING

         We provide our new employees with extensive training tailored to the skills that will be required for the employee to be a successful and effective part of our team. We believe that proper employee training is an effective tool for hiring and retaining our employees. We have the following employee training programs:

         o Newly hired sales associates undergo a three week course that is taught by our full time training personnel. This course includes two weeks of classroom instruction at our corporate headquarters and one week of training in one of our stores. The sales associates are also required to receive a total of ten hours of product specific training per month as well as to attend the four product seminars we conduct each year. Sales associates generally receive their training in our Hollywood, Florida store.

         o Newly hired custom home installers typically join us in an apprentice capacity, depending on their level of training, and will work with more senior installers until their skill levels are sufficiently developed. The custom home installers are required to receive an aggregate of ten hours of technical training per month and to attend a mandatory product seminar we conduct once a month. Some of our manufacturers, such as Krell, Martin Logan, Bang & Olufsen and Boston Acoustics, offer training sessions in various locations which our custom home installers attend as frequently as necessitated by new product offerings. The cost of the travel and training is typically shared between us and these vendors.

         o Newly hired custom mobile electronics installers as well as our newly hired service technicians typically join us in an apprentice capacity and are required to attend a minimum of six product seminars per year. To the extent that any of our manufacturers require certification of our automobile installers or service technicians to install or service their products, we allow the manufacturers to provide the requisite training at our locations to ensure that our custom mobile electronics installers and service technicians are appropriately certified.

     STORE MANAGEMENT

         Each full-size store has its own management structure consisting of a full time general manager having overall responsibility at each location, and a full time operations manager and, in some stores, a sales manager under the general manager. Each of our full-size stores also has an individual in charge of the mobile electronics department. A single store manager manages each Bang & Olufsen store.

         Our sales management group consists of three regional sales vice presidents, each overseeing several stores, one of which oversees the Bang & Olufsen stores and custom sales, and all of whom report to our Chief Executive Officer. In addition, we have one mobile electronics sales director. We believe that this structure improves decision making and communication throughout our structure. We believe that turnover rates for our employees are lower than industry averages. We have had minimal turnover at the management level and, with respect to those sales associates who have been employed by us for over one year, we estimate that we have a 12%-15% turnover in our audio and video specialties and a 30% turnover rate in our mobile electronics specialty. We regularly promote sales associates to positions of greater responsibility.

     STORE PERSONNEL COMPENSATION

         Our compensation plan is designed to provide greater incentives to our sales associates to sell more than one product to a customer. Our sales associates are compensated pursuant to a plan with commissions which vary depending upon the type, price and gross margin of the product or service. Sales managers are compensated through base pay and bonuses based in part on our gross profit. Approximately two-thirds of our employees are compensated on a commission basis.

PRODUCTS AND SERVICES

     PRODUCTS

         In most of our full-size stores, a customer can choose from more than 2,100 products and approximately 150 manufacturers. Our products and services may be grouped into the following categories:


CATEGORY                                         PRODUCTS                               SELECTED BRANDS
--------                                         --------                               ---------------
Television.....................     Conventional televisions,             Sony TV, Mitsubishi, Pioneer, Panasonic,
                                    projection televisions and            Toshiba, Loewe, Sharp, Quasar, Runco and
                                    plasma and LCD products               Proton

Video..........................     VCRs, camcorders, digital             Sony, Panasonic, Hughes, Mitsubishi,
                                    cameras, DVD players, digital         Yamaha, Toshiba, Canon, Aiwa Video,
                                    satellite systems and editing         Phillips Tivo, Pivoteli USA and Denon Video
                                    equipment

Audio..........................     Audio systems and components,         Yamaha, B&W, Bose, Monster Cable, Bang &
                                    compact disc players and              Olufsen, Klipsch, Sony, Boston Home, Niles
                                    recorders and speakers                Audio, Phillips, Pioneer, Velodyne, Denon,
                                                                          Krell, B&K, and Martin Logan

Mobile Electronics.............     Car stereo components, car stereo     Alpine, Kenwood, Boston Acoustics, Sony,
                                    speakers, wireless                    MTX, Eclipse, Panasonic, Kicker, XTANT,
                                    communications, installation          MBQuart, Magellan and Clifford
                                    services and navigation equipment

Other..........................     Audio and video furniture,            N.E.W., Sony, Siemens, Bell'ogetti,
                                    telephone systems, personal           Panasonic, Tech-Craft, Laurier, JSP, Tova
                                    electronics, extended service         Design, Bush and Phillips
                                    contracts and repair services

         The table below shows the approximate percentage of our sales attributable to each of our major product and service categories for fiscal 1996 and 1997, the twelve month period ended January 31, 1998 and fiscal 1999 and 2000. The personal computer product group, which was added in fiscal 1995, was discontinued in January 1996.

                                                                            TWELVE MONTH
                                                FISCAL YEARS ENDED          PERIOD ENDED        FISCAL YEARS ENDED
                                                     JUNE 30,               JANUARY 31,             JANUARY 31,
                                                --------------------        ------------        --------------------
PRODUCT OR SERVICE CATEGORY                     1996            1997            1998            1999            2000
---------------------------                     ----            ----            ----            ----            ----
Television and Video.................            35%            37%             36%              39%             41%
Home Audio...........................            26             30              32               33              35
Mobile Electronics...................            15             15              15               14              13
Service, Installation and Product                 9             10              10               10               9
   Warranty..........................
Miscellaneous Products...............            10              8               7                4               2
Personal Computer....................             5             --              --               --              --
                                                ---            ---             ---              ---             ---
   Total.............................           100%           100%            100%             100%            100%
                                                ===            ===             ===              ===             ===

         In the following product categories, we have been advised by the following manufacturers that we are the largest distributor of their products in the State of Florida:

CATEGORY                                        BRANDS
--------                                        ------
Television and Video......................      Mitsubishi, Pioneer Elite, Pioneer Plasma and Loewe

Audio.....................................      Yamaha, B&W, Bang & Olufsen, Klipsch, Boston Acoustics,  Niles Audio,
                                                Velodyne, Krell and Martin Logan

Mobile Electronics........................      Eclipse, Kicker, XTANT and MBQuart

     SERVICES

         We support our product sales by providing many important customer services, including the following:

         o  home delivery and setup;

         o  home audio installation and design;

         o  home theater installation and design;

         o  home lighting and security system installation;

         o  mobile electronics installation;

         o  regional service centers; and

         o  in-store and in-home product instruction.

         Our service and repair facility is located at our corporate headquarters in South Florida. We are an authorized manufacturer's service representative for substantially all of our products and are reimbursed by the manufacturer for the service or repair we perform on products still covered by a manufacturer's warranty. Products brought to the stores by customers for service or repair are shipped to our service and repair facility through our warehouse distribution system.

         We offer, through an unrelated insurance company on a non-recourse basis, an extended warranty contract for most of the audio, video and other merchandise we sell. The extended warranty provides the customer coverage beyond the warranty period covered by the manufacturer. We collect the retail sales price of the extended warranty contract from the customer and remit the customer information and our cost for the contract to the insurance company. The warranty obligation is solely the responsibility of the insurance company, since the contract is between the customer and the insurance company. As an authorized service center for the insurance company, we may also perform the services required under the extended warranty contracts for which we are separately paid by the insurer. Revenues from the sale of extended warranty contracts have historically been between 2% to 3% of net sales.

         From time to time, in connection with the promotion of the sales of extended warranty contracts, we have offered our customers the ability to apply amounts paid for unused extended warranty contracts towards the purchase of merchandise. We have recorded a liability for the use of this redemption feature by our customers. This promotional program is no longer being offered.

     CUSTOMER FINANCING

         In addition to cash and checks, we accept credit cards as a form of payment. Customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card. We make this credit card available to our customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company without recourse to us. We also periodically, as part of our promotional activities, make special financing programs available to our customers. Some of these programs may utilize a vendor issued credit card. We typically bear the cost of these special financing programs. However, some of our vendors periodically participate with and support us in the cost of financing promotions.

     PRICING

         Most of our manufacturers will provide us with a recommended selling price as well as a minimum advertised price. We generally price our items based on the minimum allowed advertised price but may thereafter offer in-store promotions. We also offer a 60 day price guarantee which allows our customers to receive from us 100% of the difference between the amount paid by them and any lower price advertised for the identical product within 60 days of their purchase.

ADVERTISING AND MARKETING

         Our advertising strategy is to build name recognition as the premier retailer of high-end consumer electronics. We promote ourselves through an advertising program that emphasizes print media and, to a lesser extent, radio advertising. While we use newspaper advertisements as a means of attracting new customers, we focus on direct mailings to our extensive customer database to promote repeat business. Direct mailings of catalogs or special invitations are made 8 to 12 times a year to those customers who are in our customer database. We also use radio advertising as a means to promote special sale events and promotions as well as to reach the younger segment of our target demographics.

         The following table shows our net advertising expense as a percentage of net sales for fiscal year ended June 30, 1997, the seven month period ended January 31, 1997, the transition period ended January 31, 1998, the twelve month period ended January 31, 1998 and fiscal years ended January 31, 1999 and 2000. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                                                               TWELVE
                                                                TRANSITION     MONTH
                                       FISCAL     SEVEN MONTH     PERIOD       PERIOD       FISCAL YEARS ENDED
                                     YEAR ENDED   PERIOD ENDED    ENDED        ENDED            JANUARY 31,
                                      JUNE 30,    JANUARY 31,   JANUARY 31,  JANUARY 31,     -------------------
                                        1997          1997          1998         1998        1999         2000
                                        ----          ----          ----         ----       -----         -----
                                                                (DOLLARS IN THOUSANDS)

Net Advertising Expense.........       $4,086       $3,115        $3,149        $4,371      $3,640       $2,881
Percentage of Net Sales.........          2.7%         3.2%          3.3%          2.9%        2.4%         1.6%

         We also have a website at WWW.WEGIVESOUNDADVICE.COM. This website is designed to provide product information and support our advertising strategy. Our website is not designed to enable, nor do we plan to, conduct direct retailing through our website. This decision is based on the fact that we believe our products are best promoted in a demonstration based environment.

INFORMATION SYSTEMS

         We use a sophisticated third party point-of-sale management information system that runs on UNIX-based Hewlett-Packard computer hardware that can be upgraded to accommodate future growth. This system tracks sales, inventory, purchasing and other key information on a real time basis. We use the data generated by the system in order to:

         o maintain and compile a customer information database reflecting products and services historically purchased and used by our customers, which enables us to more effectively direct advertising and product information to selected customers;

         o monitor and analyze inventory levels, gross margin, product mix, and sales volume by categories, by sales personnel or on a per store basis;

         o replenish inventory from our warehouse based on minimum and maximum target levels established for each store and programmed into the system; and

         o review and analyze the performance of each of our stores and sales personnel on a daily basis.

SUPPLIERS, PURCHASING AND DISTRIBUTION

         We have no long-term merchandise purchase contracts or commitments. We acquire our products from approximately 150 manufacturers, five of which accounted for approximately 53% of our total product purchases during fiscal 2000. These five manufacturers were B&W, Mitsubishi, Panasonic, Sony and Yamaha. We believe that competitive sources of supply would be available for most of our products in the event that one or more of our sources were no longer available. However, a loss of a primary source of supply would be likely to have an adverse impact on us. To the extent that the unavailable source is for a product line for which we are the primary distributor in our markets, we may only be able to replace these products with products that are widely available in our markets.

         Our policy is to take advantage of cash or payment discounts offered by manufacturers. We have also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion we have been able to negotiate favorable terms on very large volume purchases. Since March 1986, we have been a member of Progressive Retailers Organization, Inc., a buying group comprised of 16 retailers of home entertainment and consumer electronic products located throughout the country, such as Tweeter Home Entertainment and Ultimate Electronics. Membership in the Progressive Retailers Organization allows the members to combine their purchases in order to negotiate more favorable terms from vendors.

         Substantially all the inventory that we purchase is shipped directly to our central distribution facility located in Deerfield Beach, Florida. Inventory is also shipped to and distributed from our support warehouses located in Tampa and Orlando, Florida, which service the West Coast of Florida stores and Central Florida stores, respectively. Each store receives shipments of inventory from the central distribution and support warehouse facilities at least three times a week, thereby enabling each store to maintain appropriate inventories of all products and to promptly replenish inventories of fast moving products. We believe that our distribution system allows us to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately 3.7 times during fiscal 2000.

COMPETITION

         Our principal competitors are the small specialty stores throughout the State of Florida. To a lesser extent, we compete with local and regional specialty stores that target the high-end market and larger national retailers, such as Best Buy and Circuit City, with whom we have a limited product overlap. While competition from Internet-based retailers will grow in the future, we believe that our products are best marketed in a demonstration oriented environment. We believe that this, combined with our emphasis on on-location services, will keep us from facing significant direct competition from the Internet. Lastly, many of the manufacturers whose products we carry do not authorize the sale of their products on the Internet or, to the extent they authorize Internet sales, they establish minimum prices at which these products are to be offered. As such, the incentive for customers to purchase these products using the Internet is diminished.

EMPLOYEES

         As of January 31, 2000, we employed approximately 850 persons, of whom approximately two-thirds were commissioned employees, including car stereo and mobile installers, service department technicians, sales associates and delivery and custom installers. Substantially all of our employees are full-time. Our employees are not unionized and we have never experienced a strike or work stoppage. We usually experience some employee turnover particularly during the early term of their employment. We believe that our employee relations are good.

INTELLECTUAL PROPERTY

         We have registered the "Sound Advice" name in the State of Florida but not with the United States Patent and Trademark Office. We are not aware of any adverse claims regarding the use of the name "Sound Advice."

ITEM 2.       PROPERTIES

         Our 28 stores are clustered in each of four geographic areas: the southeast coast of Florida (fourteen stores), the southwest coast of Florida (eight stores), central Florida (three stores) and north Florida (three stores). Most of our stores are between 15,000 and 17,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and car audio and accessory installation. The stores are generally located either in freestanding buildings or in multi-store shopping centers. The stores are generally close to regional malls or in shopping districts. The following table sets forth specific data regarding each of our stores:



                                                                                  APPROXIMATE
                                            CURRENT                 YEAR          TOTAL SQUARE     LEASE EXPIRATION
              REGION                     STORE LOCATION            OPENED           FOOTAGE          WITH OPTIONS
              ------                     --------------            ------         -------------      ------------
FULL-SIZE STORES
Southeast Coast of Florida          North Palm Beach              Nov. 1998          18,500             Nov. 2022
                                    Aventura                      Nov. 1996          15,000             Nov. 2021
                                    Hollywood                     Nov. 1994          31,800(1)          Nov. 2019
                                    West Kendall                  Aug. 1992          15,000             Mar. 2022
                                    Plantation                    Nov. 1990          14,500             Nov. 2010
                                    Hialeah Gardens               Nov. 1990          20,800            Sept. 2010
                                    Boca Raton                    Jan. 1990          18,000             Jan. 2015
                                    West Palm Beach               Nov. 1988          16,300             Nov. 2010
                                    Ft. Lauderdale                Nov. 1988          18,900             Aug. 2028
                                    South Kendall (1)             Oct. 1983          11,000             Jan. 2022
                                    Coral Gables                  Oct. 1974          13,300             Jan. 2002

West Coast of Florida               Tampa - Dale Mabry            Nov. 1999          15,000             Jan. 2025
                                    Naples                        Nov. 1997          16,000             Mar. 2018
                                    Fort Myers                    Nov. 1994          15,300             Nov. 2034
                                    Clearwater                     May 1991          15,300             Apr. 2021
                                    Tampa - Fowler                Nov. 1989          17,200             Apr. 2014
                                    St. Petersburg               Sept. 1989          17,700            Sept. 2011
                                    Sarasota                       May 1987          13,000             Apr. 2007

Central Florida                     Orlando - Sand Lake           Nov. 1990          15,500             Nov. 2020
                                    Altamonte Springs            Sept. 1988          10,800             Aug. 2007
                                    Orlando - East Colonial       July 1988          15,400             Mar. 2013

North Florida                       Tallahassee                   Nov. 1998          15,000             Jan. 2014
                                    Jacksonville - Regency        Nov. 1991          15,000             Nov. 2021
                                    Jacksonville - Orange         Nov. 1991          16,240             Dec. 2021
                                      Park

BANG & OLUFSEN STORES
                                    South Miami                   Mar. 2000           1,300             Nov. 2009
                                    Naples                        June 1999           1,100             Jan. 2009
                                    Boca Raton                    Dec. 1998           1,800              May 2011
                                    Aventura                      Feb. 1998           1,700             Feb. 2008

ELECTRONIC ENVIRONMENTS STORE
                                    North Palm Beach            Summer 2000           5,700           Summer 2010

------------------
(1)      Includes training facilities.


         Generally, the full-size store leases provide for a base rental with cost of living adjustments or stipulated annual percentage increases or a combination thereof. The leases for the Bang & Olufsen stores provide for a base rental with cost of living adjustments or annual percentage increases and a percentage of sales upon attainment of a specified level of sales. In addition, the leases generally require us to pay all or a portion of the real estate taxes and assessments, utilities, insurance and common area and interior maintenance and repairs.

         Our headquarters are located in a 53,850 square foot facility which contains our executive offices, accounting, data processing, purchasing and advertising operations and service and repair center. The lease expires in June 2001 and includes two additional one-year options. Our 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of our corporate headquarters. The lease for this facility expires in May 2002. Our new warehouse and support facility for our Florida West Coast Stores which we relocated in Tampa, Florida, contains approximately 12,500 square feet. The lease for this facility expires in January 2003, exclusive of two five-year renewal options. We also occupy a 10,000 square foot leased facility in Orlando, Florida which is used as a regional warehouse and support facility. The lease for this facility expires in May 2000 and negotiations for extension of the lease are presently being finalized.

ITEM 3.       LEGAL PROCEEDINGS

         We are, from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. These claims against us are generally covered by insurance. We are not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial conditions or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4.1.     EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers and directors:

              NAME                  AGE                               PRINCIPAL POSITION
              ----                  ---                               ------------------
Peter Beshouri.................      45    Chairman of the Board, President and Chief Executive Officer

Michael Blumberg...............      51    Senior Vice President, Secretary and Director

Christopher O'Neil.............      46    Executive  Vice  President,   Chief  Operating   Officer  and  Assistant
                                           Secretary

Kenneth L. Danielson...........      49    Chief Financial and Accounting Officer and Treasurer

G. Kay Griffith................      55    Director

Herbert A. Leeds...............      83    Director

William F. Hagerty, IV.........      40    Director

         Our officers are elected annually by the board of directors and hold office at the pleasure of the board of directors.

         PETER BESHOURI, who has been an employee of Sound Advice since 1974, has served as our Chairman of the Board and Chief Executive Officer since August 1982. Before that, he was the general sales manager of Sound Advice, and had also served as a store manager and district manager. He was elected our President in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with Sound Advice and a former chief financial officer of Sound Advice, voluntarily agreed with the Securities and Exchange Commission ("SEC"), to the entry of a cease and desist order by the SEC concerning our Form 10-K for fiscal 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in that order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with Sound Advice violating provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. Mr. Beshouri did not admit or deny any wrongdoing. No fine or penalty was imposed by the SEC on Mr. Beshouri.

         MICHAEL BLUMBERG, a founder and a director of Sound Advice, has served as Senior Vice President since May 1989. Prior to that, he served as Vice President beginning in August 1982, Vice President of Purchasing and Finance since May 1986 and Vice President of Purchasing and Marketing since October 1987. From our inception until February 1995, Mr. Blumberg served as Treasurer and, since October 1989, has also served as Secretary.

         CHRISTOPHER O'NEIL joined us in 1979 as a car audio buyer and has been serving as our Executive Vice President and Chief Operating Officer since February 1992. Prior to that, Mr. O'Neil served as Vice President of Purchasing beginning in May 1986, Vice President of Car Audio Purchasing in May 1989, which title changed to Vice President/Purchasing in May 1990. Since December 1990, Mr. O'Neil has also served as our Assistant Secretary.

         KENNETH L. DANIELSON joined our finance department in September 1993 and was named our Chief Financial Officer in October 1993. In February 1995, he was also elected Treasurer. Prior to joining us, Mr. Danielson was employed by Storer Communications, Inc., a large television broadcasting and cable company based in Miami, Florida, for approximately 15 years. During his employment with Storer, Mr. Danielson held various positions, including Director of Accounting, Assistant Treasurer, Vice President, Treasurer and Chief Financial Officer, with his positions as Vice President, Treasurer and Chief Financial Officer being held concurrently from November 1988 through August 1993. Prior to Mr. Danielson's employment by Storer, he was employed by Coopers & Lybrand LLP from 1971 to 1978. Mr. Danielson is a certified public accountant.

         G. KAY GRIFFITH was elected a director of ours and a member of the Audit Committee of the board of directors in July 1992, joined us as an employee in May 1993 and served as our Executive Vice President and Chief Administrative Officer from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of the G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. Since forming such firm, Ms. Griffith has performed consulting services for us. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive.

         HERBERT A. LEEDS was elected a director of ours in April 1996 and was appointed a member of our audit committee in May 1996 and our Stock Option Committee in January 1997. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         WILLIAM F. HAGERTY, IV was elected a director of ours in February 1998. Mr. Hagerty has been a principal of Hagerty, Peterson & Company, LLC, a private equity investment firm based in Washington, D.C., since 1996. In addition, since August 1996 Mr. Hagerty has been the Vice Chairman of National Electronics Warranty Corporation, an administrator of warranty programs based in Sterling, Virginia primarily engaged in the sale of product warranty contracts and through which administrator we offer customers extended warranty contracts for most of our products. From 1994 to present, Mr. Hagerty has been a principal of the Management Advisory Group, a Washington, D.C. based consulting firm which is a wholly-owned subsidiary of Hagerty, Peterson & Company, LLC. During 1993 and 1994, Mr. Hagerty was affiliated with Trident Capital, L.P., a private equity investment firm based in Chicago, Illinois. During the Bush Administration (1991-1993), Mr. Hagerty served in the White House as the Chief Economist of the President's Council on Competitiveness. From 1984 to 1991, he was a management consultant with the Boston Consulting Group serving as the senior expatriate in its Tokyo office with responsibility for all of that firm's international activities in Japan.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
              MATTERS

COMMON STOCK INFORMATION

         Our common stock, par value $.01 per share, is quoted under the symbol "SUND" on the Nasdaq National Market.

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the Nasdaq National Market. Nasdaq National Market quotations are based on actual transactions and not bid prices.

                                                                      PRICES
                                               ------------------------------------------------------
             QUARTER ENDED                            HIGH                                 LOW
---------------------------------------        -----------------------              -----------------

April 30, 1998                                     3-9/16                                  1-1/8
July 31, 1998                                      4-3/8                                   2-1/4
October 31, 1998                                   3-11/16                                 1-15/16
January 31, 1999                                   4-27/32                                 2




                                                                      PRICES
                                               ------------------------------------------------------
             QUARTER ENDED                            HIGH                                 LOW
---------------------------------------        -----------------------              -----------------

April 30, 1999                                     4-5/8                                   2-1/4
July 31, 1999                                      8-3/8                                   3-1/16
October 31, 1999                                   10                                      6-11/32
January 31, 2000                                   12-3/4                                  7-7/8

         As of April 27, 2000, there were 149 holders of record of our common stock. Based upon information previously provided to us by depositories and brokers, we believe that we have in excess of 1,000 beneficial owners.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future. We are prohibited under our revolving credit facility from paying cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

           (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF STORES DATA)

         The selected statement of operations and balance sheet data set forth below for the fiscal years ended June 30, 1996 and 1997, the transition period ended January 31, 1998 and the fiscal years ended January 31, 1999 and 2000 have been derived from our financial statements, which have been audited by our independent auditors. The selected statements of operations for the seven months ended January 31, 1997 and the twelve months ended January 31, 1998 have been derived from our financial statements and are unaudited. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.




                                              FISCAL YEAR ENDED        SEVEN      TRANSITION              FISCAL YEAR ENDED
                                            ---------------------   MONTHS ENDED PERIOD ENDED  ------------------------------------
                                            JUNE 30,     JUNE 30,   JANUARY 31,   JANUARY 31,  JANUARY 31,  JANUARY 31,  JANUARY 31,
                                              1996         1997         1997         1998          1998        1999         2000
                                            --------     --------   -----------   -----------  -----------   ---------  -----------
                                                                    (UNAUDITED)                (UNAUDITED)
STATEMENT OF OPERATIONS DATA(1):
   Net sales...........................     $165,384    $152,316      $98,558      $95,205       $148,963     $152,124    $177,349
   Cost of goods sold..................      116,174     102,298       67,005       64,234         99,527       98,893     115,057
     Gross profit......................       49,210      50,018       31,553       30,971         49,436       53,231      62,292
   Selling, general and administrative        52,393      49,045       29,827       29,903         49,122       49,893      55,510
     expenses..........................
   Income (loss) from operations.......       (3,183)        973        1,726        1,068            314        3,338       6,782
   Other income (expense):
     Interest expense..................       (1,526)     (1,556)        (891)        (897)        (1,562)      (1,417)     (1,367)
     Other income (expense)............           (4)        101           31           48            120           96        (107)
   Income before income taxes (benefit)       (4,713)       (482)         866          219         (1,128)       2,017       5,308
   Income taxes (benefit)..............         (486)        389          475        1,175          1,089        1,310      (1,218)
     Net income (loss).................      $(4,227)      $(871)        $391        $(956)       $(2,217)        $707      $6,526
   Common and common equivalent per
     share amounts:
     Basic earnings (loss) per share(2)       $(1.13)      $(.23)        $.10        $(.26)         $(.59)        $.19       $1.74
     Diluted earnings (loss) per
       share(2)........................       $(1.13)      $(.23)        $.10        $(.26)         $(.59)        $.18       $1.55
   Weighted average number of shares
     outstanding--basic.................       3,729       3,729        3,729        3,729          3,729        3,730       3,746
   Weighted average number of shares
     outstanding--diluted...............       3,729       3,729        3,729        3,729          3,729        3,965       4,223

STORE DATA:
   Number of stores open at end of period:
     Full-size stores..................           21          21                        22                          24          24
     Bang & Olufsen stores.............           --          --                        --                           2           3
   Weighted average net sales per
     store(3)
     Full-size stores..................        7,875       7,253                     4,473                       6,669       7,161
     Bang & Olufsen Stores.............           --          --                        --                       1,770       2,053

BALANCE SHEET DATA:
   Current assets......................       34,645      32,515                    37,546                      38,987      43,381
   Current liabilities.................       26,019      24,724                    31,960                      34,225      30,361
   Working capital.....................        8,625       7,791                     5,586                       4,762      13,020
   Total assets........................       49,056      46,550                    51,789                      55,217      60,932
   Borrowing under revolving credit
     facility..........................        9,100      11,875                    10,700                      13,776       7,310
   Long term debt, excluding current
     maturities........................        1,562       1,384                       859                         797       4,152
   Stockholders' equity................       17,169      16,298                    15,342                      16,058      22,692


                              OTHER OPERATING DATA
                      (IN THOUSANDS, EXCEPT OPERATING DATA)

                                                                FISCAL YEARS
                                                              ---------------
                                                              1999       2000
                                                              ----       ----


Bang & Olufsen Data:
   Total sales....................................         $2,065      $5,457
   Store margin...................................            855       2,215
   Store contribution to profit and corporate
     expenses(4)..................................            515       1,089

   Stores open at beginning of period.............              0           2
   New stores.....................................              2           1
   Stores open at end of period...................              2           3


----------------
(1)  We eliminated personal computers from our product mix in January 1996.

(2) In December 1997, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculations of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed using the exercise of stock options, and their related income tax effects if any. Earnings per share for all periods have been restated to reflect the adoption of this statement.

(3) Weighted average net sales per store represents the net sales of our full-size and Bang & Olufsen stores for the period divided by the number of full-size and Bang & Olufsen stores open during the period, weighted to account for stores open for only a portion of the period. The transition period ended January 31, 1998 includes sales for a seven month period.

(4) Refers to gross profit after deducting selling expenses including labor, advertising, store level operations and pre-opening expenses. Store contribution is presented to provide additional information about us and is commonly used as a performance measurement by retail companies. Store contribution should not be considered in isolation or as a substitute for operating income, cash flow from operating activities and other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of our profitability or liquidity. Our calculation of store contribution may not be comparable to similarly titled items reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS BEYOND FISCAL 2000 MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We are a specialty retailer of high-end audio and visual entertainment products and integrated systems, many of which incorporate the latest technology. We were formed in 1974. Since our founding, we have refined our strategy to focus on our core categories of high-end audio, video and mobile electronics. In January 1996, we reviewed our product categories and their performance in terms of margin contribution, importance to our high-end niche strategy and availability from other retailers in our markets. Based on the criteria for this review, we discontinued the sales of personal computers which had been added to the product mix in the fall of 1994, reduced or eliminated products with minimal margin contribution and reduced the number of product offerings in non core product categories.

         As a result of this process, our product selection became focused on high-end products in the core categories of audio, video and mobile electronics. These changes reduced sales by $13 million, or 7.9%, and increased gross profit by $800,000, or 1.6%, from fiscal 1996 to fiscal 1997. These changes also resulted in an improvement in our gross profit margin, from 29.7% in fiscal 1996 to 35.1% in fiscal 2000. During the fiscal periods from 1996 to 2000, the percentage of net sales in the core categories of premium audio, video and mobile electronics increased from 76% of net sales to 89% of net sales. This strategy also positions us to take advantage of the proliferation of products driven by the growth of digitally based technology. As a result of the cash flow generated from our operations, we were able to begin a store expansion and relocation program and embrace a new store format in the Bang & Olufsen stores. For the period from July 1997 to January 2000, we spent over $10.8 million on capital expenditures primarily for new stores and revitalization of existing stores. The expenditures were funded through internally generated funds and borrowings available under our revolving credit facility.

RESULTS OF OPERATIONS

         The following tables set forth for the seven month periods ended January 31, 1997 and 1998 and the twelve month periods ended January 31, 1998, 1999 and 2000 (i) certain items in our statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of these items as compared to the indicated period in the prior year.


                                  PERCENTAGE OF                    PERCENTAGE OF                   PERIOD-TO-PERIOD
                                    NET SALES                        NET SALES                     PERCENTAGE CHANGE
                               -------------------           --------------------------          --------------------
                               SEVEN MONTH PERIODS           TWELVE MONTH PERIODS ENDED          TWELVE MONTH PERIODS
                                ENDED JANUARY 31,                   JANUARY 31,                     ENDED JANUARY 31,
                               -------------------           --------------------------          --------------------
                                                                                                   1998         1999
                                                                                               COMPARED TO    COMPARED
                                 1997         1998        1998         1999          2000          1999        TO 2000
                                 ----         ----        ----         ----          ----          ----        -------
                             (UNAUDITED)               (UNAUDITED)
Net sales...............         100.0%       100.0%      100.0%        100.0%       100.0%          2.1%        16.6%
Cost of goods sold......          68.0         67.5        66.8          65.0         64.9           (.6)        16.3
                                 -----        -----       -----         -----        -----           ---         ----
Gross profit............          32.0         32.5        33.2          35.0         35.1           7.7         17.0
Selling, general and
   administrative expenses        30.3         31.4        33.0          32.8         31.3           1.6         11.3
                                 -----        -----       -----         -----        -----           ---         ----
Income from operations..           1.7          1.1          .2           2.2          3.8         963.1        103.2
Other income (expenses):
Interest expense........          (0.9)        (0.9)       (1.0)          (.9)         (.8)         (9.2)        (3.5)
Other expenses, net.....           *            *            .1           *            *             *            *
                                 -----        -----       -----         -----        -----           ---         ----
Income before taxes
   (benefit) ...........           0.9          0.2         (.7)          1.3          3.0           *            *
                                 -----        -----       -----         -----        -----           ---         ----
Net income (loss) ......           0.4%        (1.0)%      (1.5)%         0.5%         3.7%          *            *
                                 =====        =====       =====         =====        =====           ===         ====

----------
*   Negligible

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales for fiscal 2000 were approximately $177,349,000, an increase of $25,225,000 or 16.6% over the prior year. The increase in sales is primarily attributable to an increase in same store sales along with a full year's operation of the two new full-size stores and two Bang & Olufsen stores opened in the prior fiscal year and one additional Bang & Olufsen store acquired in June 1999. Sales increased in the core categories of audio, video, and mobile electronics and were partially offset by a decrease in sales of cellular phones, which have been de-emphasized in our product mix. Comparable store sales increased 13.1% for fiscal 2000 as compared to the prior fiscal year.

         Gross profit represents net sales less cost of goods sold. Cost of goods sold includes the cost of merchandise net of vendor rebates and discounts and allowances for product shrinkage and obsolescence. Our gross profit was approximately $62,292,000, an increase of $9,061,000, or 17.0%, in fiscal 2000 over the prior year. The increase in gross profit is directly related to our increase in sales resulting from increased demand for custom labor, home theater systems, digital audio and video equipment, along with a sales mix of higher margin products. Our gross margin percentage was 35.1% in fiscal 2000 compared to 35.0% in fiscal 1999.

         Selling, general and administrative expenses, which we refer to as SG&A, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities, and depreciation. SG&A expenses for fiscal 2000 were approximately $55,510,000, an increase of $5,617,000, or 11.3%, over the prior year. The reasons for the increase in SG&A expenses are due to increased sales commissions, which are based on the gross margin of products and services sold, increased operating costs associated with new stores opened in late fiscal 1999 and in fiscal 2000, partially offset by a reduction in advertising costs. SG&A as a percentage of net sales decreased to 31.3% in fiscal 2000 from 32.8% in the prior year. The decrease is partially attributable to the rate at which SG&A expenses, based on sales or gross margin, increase in relation to fixed expenses, during a period of increased comparable store sales and new store sales.

         Income from operations in fiscal 2000 was $6.8 million, an increase of $3,444,000, or 103.0%, over the prior fiscal year. Income from operations as a percentage of net sales increased to 3.8% in fiscal 2000 from 2.2% in fiscal 1999.

         Interest expense for fiscal 2000 was $1,367,000, a reduction of $50,000 from the prior year. The reduction in interest expense is primarily reflective of a decreased level of borrowings net of an increase in the effective interest rate in relation to the comparable periods in the prior fiscal year.

         In fiscal 2000, we recorded a net tax benefit of $1,218,000, which included a provision for income taxes payable based on pretax operating income, net of a reduction in the valuation reserve on deferred tax assets of $3,259,000. The valuation reserve was reduced because of our return to sustained profitability and customer acceptance of new technology. The increase in the valuation reserve in the earlier periods resulted in an increase in the effective tax rate as a percent of pretax operating income. At January 31, 2000, there was no valuation allowance for deferred tax assets and our effective tax rate is expected to be approximately 39% in fiscal 2001.

         Net income for fiscal 2000 was approximately $6,526,000, or $1.74 per share basic and $1.55 per share diluted, as compared to a net income of approximately $707,000, or $.19 per share basic and $.18 per share diluted, in fiscal 1999. The improvement in net income for fiscal 2000 is primarily a result of increased gross profit resulting from increased same store sales, additional stores and the reduction of the valuation reserve for deferred tax assets.

FISCAL 1999 COMPARED TO THE TWELVE MONTH PERIOD ENDED JANUARY 31, 1998

         Net sales for fiscal 1999 were approximately $152,124,000, an increase of $3,161,000, or 2.1%, over the twelve month period ended January 31, 1998. The increase in sales is primarily attributable to the addition of two new full-size stores in November 1998 and two Bang & Olufsen stores in February 1998 and December 1998. Sales increased in the categories of audio and video and were partially offset by decreases in cell phones, personal electronics, extended warranties and mobile electronics. Comparable store sales as adjusted for the new stores opened during fiscal 1999 decreased 3.2% for fiscal 1999 as compared to the twelve month period ended January 31, 1998.

         Gross profit was approximately $53,231,000, an increase of $3,795,000, or 7.7%, in fiscal 1999 over the twelve month period ended January 31, 1998. The increase in gross profit is attributable to our sales mix of higher margin categories, which include the introduction of new digital audio and video products and the increase in sales. Our gross profit margin was 35.0% in fiscal 1999 and 33.2% in the twelve month period ended January 31, 1998. The increase in gross profit percentage is directly related to our sales mix of higher margin categories that include the introduction of digital technology based products coupled with a reduction of sales in lower margin categories.

         SG&A expenses for fiscal 1999 were approximately $49,893,000, an increase of $771,000, or 1.6%, over the twelve month period ended January 31, 1998. The primary reason for the increase in SG&A expenses was increased sales commissions. SG&A expenses as a percentage of net sales decreased to 32.8% in fiscal 1999 from 33.0% in the twelve month period ended January 31, 1998. The percentage decrease is attributable to SG&A expenses increasing at a lower rate as compared to the growth in sales.

         Income from operations was approximately $3,338,000, an increase of $3,024,000 or 963.1% compared to the twelve months ended January 31, 1998. Income from operations as a percentage of net sales increased to 2.2% in fiscal 1999 from 0.2% in the twelve month period ended January 31, 1998.

         Interest expense for fiscal 1999 was $1,417,000, a reduction of $145,000 from the twelve month period ended January 31, 1998. The reduction primarily reflects a lower effective interest rate on our revolving credit facility on an increased level of borrowing in relation to the twelve month period ended January 31, 1998.

         In fiscal 1999, we recorded an income tax provision in the amount of $1,310,000 which included an amount for taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets of $818,000. The valuation reserve was increased until such time as we are able to achieve sustained profitability. As a result, we had an effective income tax rate of approximately 64.9% for fiscal 1999.

         Net income for fiscal 1999 was approximately $707,000, or $.19, per share as compared to a net loss of approximately $2,217,000 or $.59 per share in the twelve month period ended January 31, 1998.

SEVEN MONTH TRANSITION PERIOD ENDED JANUARY 31, 1998 COMPARED TO SEVEN MONTH PERIOD ENDED JANUARY 31, 1997

         Net sales for the transition period were approximately $95,205,000, a decrease of approximately $3,353,000, or 3.4%, over the seven month period ended January 31, 1997. The net decrease in sales is primarily attributable to reduced video sales. Audio sales increased for the transition period but were more than offset by reduced sales of extended warranties, mobile electronics and personal and portable electronics. Comparable store net sales as adjusted for the new store and the relocated store decreased 5.3% in the transition period as compared to the seven month period ended January 31, 1997.

         Gross profit decreased by approximately $582,000, or 1.8%, in the transition period compared to the seven month period ended January 31, 1997. The reduction in gross profit primarily relates to the reduction in net sales, partially offset by an increase in gross profit margin. The gross profit margin was 32.5% in the transition period and 32.0% in the seven month period ended January 31, 1997. The increase in gross profit margin is directly related to our sales mix of higher margin product categories.

         SG&A expenses for the transition period were approximately $29,903,000, an increase of approximately $76,000, or 0.3%, over the seven month period ended January 31, 1997. SG&A expenses as a percentage of net sales increased to 31.4% in the transition period from 30.3% in the seven month period ended January 31, 1997. The percentage increase is directly attributable to the reduction in net sales from the previous comparable period.

         Income from operations was approximately $1,068,000, a decrease of $658,000, or 38.1%, compared to the seven month period ended January 31, 1997. Income from operations as a percentage of net sales decreased to 1.1% in the transition period from 1.7% in the seven month period ended January 31, 1997.

         Interest expense for the transition period was $897,000, an increase of $6,000 from the seven month period ended January 31, 1997.

         In the transition period, we recorded a tax provision of $1,175,000, which included a provision for income taxes payable based on pretax operating income and an increase in the valuation reserve on deferred tax assets of $804,000. This valuation reserve was increased until such time as we are able to achieve profitability. In previous fiscal periods, the valuation reserve on deferred tax assets had been increased based on the estimated realization of the deferred tax assets. The provision for income taxes and the increase in the valuation reserve on deferred tax assets resulted in an effective tax rate of 536% of pretax operating income.

         Net loss for the transition period was approximately $956,000, or $.26 per share, compared to net income of approximately $391,000, or $.10 per share in the seven month period ended January 31, 1997. The net loss in the transition period was primarily attributable to the provision for income taxes based upon pretax income, along with the increase in the valuation reserve on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of capital for funding working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, as well as working capital to support our inventory requirements and SG&A expenses.

         Net cash provided by operating activities was approximately $2,236,000 resulting primarily from cash flows from net income of $6,526,000, a decrease in receivables of $1,217,000, an increase in accrued liabilities of $2,496,000, additional inventory of $4,400,000, a reduction in the allowance for deferred tax assets of $3,404,000 and a reduction in accounts payable of $2,426,000. In connection with our store expansion program, $3,237,000 of capital expenditures were incurred and funded from the $2,236,000 in net cash flows generated from operations, proceeds from the sale of assets and increased borrowings. We had working capital of approximately $13,020,000 as of January 31, 2000, an increase of approximately $8,258,000 from January 31, 1999. The increase in working capital resulted primarily from increases in inventory and deferred tax assets and reductions in short term borrowings.

         Our amended revolving credit facility expires on July 31, 2001. The terms of the facility allow us to borrow, repay, and reborrow up to $25,000,000 based upon a borrowing base equal to the lesser of 70% of eligible inventory, as defined, at cost, or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime rate plus 1% and allows for a LIBOR pricing option for one, two, three or six month periods at 2.5% over the corresponding LIBOR rate for the respective period. We are eligible for a .25% reduction in interest in 2000 or 2001 if we meet certain working capital requirements. We pay a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375% per annum. We are required to pay an annual facility fee of $50,000 per annum. We are in compliance with all of our loan covenants.

         The amended revolving credit facility contains various affirmative and negative covenants including those requiring us to maintain a quarterly ratio of current assets to current liabilities of not less than 1.0 to 1.0 and maintain working capital at the end of each quarter of at least $2,000,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

         Borrowings under the revolving credit facility are collateralized by our assets, including our cash depository accounts, trade receivables, inventory, some fixed assets and intangible assets.

         The interest rate under our revolving credit facility ranged between 7.15% and 10.25% during fiscal 2000. The 7.15% rate is a result of the LIBOR pricing option included as part of the amendment of the revolving credit facility. As of January 31, 2000, the outstanding borrowings under our revolving credit facility were approximately $7,310,000. The decrease of approximately $6,466,000 in outstanding borrowings in fiscal 2000 is primarily attributable to proceeds from a $5,000,000 dollar term loan.

         In December 1999, we entered into a three year $5,000,000 term loan agreement. Under the terms of the agreement, principal and interest is payable in monthly installments at an effective interest rate of 9.96%. Proceeds from the term loan financing were used to repay borrowings under the revolving credit facility. The term loan is collateralized by the majority of our fixed assets.

         The term loan agreement contains various affirmative and negative covenants including those requiring us to maintain a quarterly ratio of current assets to current liabilities of not less than 1.0 to 1.0 and working capital at the end of each quarter of at least $2,000,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000 and, until January 31, 2001, we must maintain a minimum interest coverage ratio as defined of no less than 3.50 to 1.00.

         In June 1999, we sold our former Fort Lauderdale store property for approximately $794,000 cash net of expenses. After repayment of the outstanding mortgage, we received net proceeds of approximately $380,500.

         We currently believe that funds from our operations and borrowings available under our revolving credit facility and vendor credit programs will be sufficient to satisfy our currently projected operating cash requirements, and our store expansion and relocation plans during fiscal 2001. However, in order to continue store expansions and upgrades beyond 2001 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing.

SEASONALITY AND QUARTERLY RESULTS

         Historically, our business has been subject to seasonal variations, with greater sales and profits being realized during the year-end holiday season. One of the goals of our current marketing strategy is to minimize seasonal fluctuations by increasing our promotional activity during the remainder of the year from historical levels. These promotions are made by advertising through newspapers, radio, catalogs, and direct mail, and include vendor specific promotional sales in selected months. In addition to traditional consumer demand cycles, our results of operations fluctuate based on a number of factors including the timing of new store openings, relocations, changes in volume-related rebates from manufacturers, merchandising costs, price changes or unfavorable local, regional or national economic developments that result in reduced consumer spending.


                               APRIL 30,  JULY 31,  OCTOBER 31, JANUARY 31, APRIL 30,  JULY 31,  OCTOBER 31, JANUARY 31,
                                 1998       1998       1998        1999       1999       1999       1999        2000
                               ---------  --------  -----------  ---------- ---------  --------  -----------  ----------
                                                               (DOLLARS IN THOUSANDS)
Net sales..................     $33,152    $32,959    $33,795    $52,218    $38,468    $40,684    $39,263    $58,934
Gross profit...............      11,845     11,397     11,851     18,138     13,588     13,965     14,074     20,665
Income from operations.....         606        155        532      2,045        961      1,227      1,266      3,328
Income  before income taxes
   (benefit)...............         245       (205)       252      1,725        621        881        958      2,848

INFLATION

         We believe, because of competition among manufacturers and technological changes in the consumer electronics industry, inflation has not had a significant effect on results of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. We do not anticipate a significant impact of the adoption of SFAS No. 133 on our consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUES

         The Year 2000 problem is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, including possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the Year 2000 issue.

         We have executed a plan to identify and address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addressed the Year 2000 issue in multiple phases, including (i) determining an initial inventory of our systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and
(v) contingency planning to assess reasonably likely worst case scenarios. For those systems which we determined were not Year 2000 compliant, implementation of the required changes was completed during 1999. Risk assessment, readiness evaluation, action plans and contingency plans related to our suppliers, vendors and other third parties were also completed during 1999.

         Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance, were charged to expense as incurred. Our cost of making the required system changes did not exceed $100,000.

         To date, we have experienced no significant disruptions in its information technology systems as a result of the Year 2000 date change. We will continue to monitor for undetected Year 2000 matters that may arise.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing our current expectations, beliefs, estimates or intentions concerning our future performance and operating results, our products, services, markets and industry, and/or future events relating to or effecting us and our business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to us are intended to identify forward-looking statements. Our actual results or achievements could differ materially from those indicated by the forward-looking statements because of various risks, factors and uncertainties related to and including, without limitation, the effectiveness of our business and marketing strategies, the product mix sold by us, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by us, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, Year 2001, the seasonality of our business and the other risks and factors detailed in this report and in our other filings with the SEC. These risks and uncertainties are beyond our ability to control. In many cases, we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates is limited to our outstanding revolving credit borrowings. Based on our outstanding revolving credit borrowings, a one percent change in the average effective interest rate would have an effect on income before income taxes of approximately $73,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-19 and S-1 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11.      EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1. and 2. The financial statements and the required financial statement schedule listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule at page F-1 herein are filed as part of this report.

                  3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

                                  EXHIBIT INDEX

    EXHIBIT                                                                                              SEQUENTIAL
      NO.                                                                                                 PAGE NO.
    -------                                                                                              ----------

      3.1        Amended and Restated Articles of Incorporation, of the Registrant (incorporated by reference from Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1999,
                 Exhibit 3.3, File No. 0-15194)

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

                 Amendment Number One to Loan and Security Agreement dated as of December 8, 1997 between Registrant and Foothill Capital Corporation (incorporated by reference from the Registrant's Quarterly Report on form 10-Q for the quarter ended December 1,
                 1997, Exhibit 10.1, File No. 0-15194)

                 Amendment Number Two to Loan and Security Agreement dated as of January 31, 1999 between Registrant and Foothill Capital Corporation (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31,
                 1999, Exhibit 10.1, File No. 0-15194)

     10.2        Master  Security  Agreement dated as of December 23, 1999 between the Registrant and
                 Heller Financial Leasing, Inc.  (Filed Herewith).

     10.3        Mortgage Note, dated July 12, 1988, from the Registrant payable to Bank Atlantic in the principal amount of $640,000, together with Mortgage and Security Agreement, dated July 12, 1988, between the Registrant and BankAtlantic and Assignment of
                 Leases, Rents and Profits, dated July 12, 1988, between the Registrant and
                 BankAtlantic (incorporated by reference from the Registrant's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1988, Exhibit 10.42, File No. 0-15194)


    EXHIBIT                                                                                              SEQUENTIAL
      NO.                                                                                                 PAGE NO.
    -------                                                                                              ----------


     10.4*       Second Amended and Restated Sound Advice, Inc. 1986 Stock Option Plan (incorporated by reference from the Registrant's Registration Statement No. 333-27051 on Form
                 S-8, Exhibit 4.3, filed on May 14, 1997)


     10.5*       Sound Advice, Inc. Employee Stock Ownership Plan and Trust, made January 15, 1990, between the Registrant and Peter Beshouri, Michael Blumberg, Gregory Sturgis,
                 Joseph Piccirilli and Jacob E. Farkas, the trustees (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1990, Exhibit 10.2, File No. 0-15194), First Amendment to the Sound Advice, Inc.
                 Employee Stock Ownership Plan and Trust, dated as of December 23, 1992
                 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, Exhibit 10.2, File No. 0-15194), Second
                 Amendment to the Sound Advice, Inc. Employee Stock Ownership Plan and Trust, dated as of July 9, 1993 (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10.15, File No.
                 0-15194) and Third Amendment to the Sound Advice, Inc. Employee Stock Ownership
                 Plan and Trust, dated as of December 30, 1994 (incorporated by reference from the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995,
                 Exhibit 10.9, File No. 0-15194)

     10.6*       Employment Agreements, dated June 30, 1986, between Registrant and each of Peter
                 Beshouri and Michael Blumberg (incorporated by reference from the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Exhibit 10.26,
                 File No. 33-5942), First Amendments to Employment Agreements, both dated as of May
                 20, 1989, between the Registrant and each of Peter Beshouri and Michael Blumberg
                 (incorporated by reference from Registration Statement No. 33-28745, Exhibit 10.20, filed May 16, 1989), Second Amendments to Employment Agreements, both dated as of
                 October 27, 1989, between the Registrant and each of Peter Beshouri and Michael
                 Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended December 31, 1989, Exhibit 10.2, File No. 0-15194),
                 Third Amendments to Employment Agreements, both dated as of July 1, 1992, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.15, File No. 0-15194), Fourth Amendments to
                 Employment Agreements, both dated as of July 1, 1993, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993,



    EXHIBIT                                                                                              SEQUENTIAL
      NO.                                                                                                 PAGE NO.
    -------                                                                                              ----------


                 Exhibit 10.16, File No. 0-15194), Fifth Amendments to Employment Agreements, both effective as of July 1, 1994, between the Registrant and each of Peter Beshouri and
                 Michael Blumberg (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, Exhibit 10.2, File No.
                 0-15194), Sixth Amendments to Employment Agreements, both effective as of July 1,
                 1995, between the Registrant and each of Peter Beshouri and Michael Blumberg
                 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.1, File No. 0-15194), Seventh
                 Amendments to Employment Agreements, both effective as of July 1, 1996, between the
                 Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, Exhibit 10.8, File No. 0-15194), Eighth Amendment(s) to
                 Employment Agreements, both dated as of May 24, 1997, between the Registrant and each of Peter Beshouri and Michael Blumberg (incorporated by reference from the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997,
                 Exhibit 10.2, File No. 0-15194), Ninth Amendment(s) to Employment Agreements, both dated as of March 18, 1998 between the Registrant and each of Peter Beshouri and
                 Michael Blumberg (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.5, File No.
                 0-15194). Tenth Amendment(s) to Employment Agreements, both dated as of
                 February 1, 1999, between the Registrant and each of Peter Beshouri and Michael Blumberg,
                 (incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1999, Exhibits 10.1 and 10.2, File No. 0-15194)

     10.7*       Form of Agreement entered into as of May 1, 1997, between the Registrant and each of two executive officers of the Registrant (Kenneth L. Danielson and Christopher
                 P. O'Neil) and twelve other employees of the Registrant relating to the making of a severance payment (two years gross wages for the executive officers and six months gross wages for the other employees) under certain circumstances upon a change of control (as defined) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Exhibit 10.6, File No.
                 0-15194)


     10.8        Associate Agreement, dated March 1, 1986 between the Registrant and Progressive
                 Retailers Organization, Inc. ("PRO"), together with PRO Policy and Procedure Manual
                 (incorporated by reference from Amendment No. 1 to Registration Statement No.
                 33-5942, Exhibit 10.28, filed June 24, 1986)


     10.9        Lease, dated September 23, 1987, between Designer's Place at Dania, a Florida general partnership consisting of Marvin Mandel, Philip Mandel and G&E Investment
                 Company, and the Registrant (incorporated by reference from the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, Exhibit
                 10.1, File No. 0-15194)


     10.10       Amended and Restated Lease, dated as of December 1, 1991, between Chase,
                 Gunsaullus, Scherer and the Registrant (incorporated by reference from the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992,
                 Exhibit 10.19, File No. 015194)


     10.11       Dealer Agreement, dated January 1, 1995, between McCaw Communications of Florida,
                 Inc. d/b/a Cellular One ("McCaw") and the Registrant, as amended by that certain
                 Amendment to Dealer Agreement, dated January 1, 1995, between McCaw and the
                 Registrant (incorporated by reference from the Registrant's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1995, Exhibit 10.14, File No. 0-15194)

     10.12       Form of Warrant to Purchase 5,000 Shares of Common Stock of Sound Advice, Inc.
                 entered into as of April 29, 1997, by the Registrant with and in favor of each of
                 Gregory Sturgis, Richard W. McEwen and Herbert A. Leeds, who are directors of the
                 Registrant (incorporated by reference from the Registrant's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1997, Exhibit 10.11, File No. 0-15194)

     10.13       Credit Card Program Agreement, dated August 12, 1992, between Monogram Credit Card
                 Bank of Georgia ("Monogram") and the Registrant (incorporated by reference from the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992,
                 Exhibit 10.29, File No. 0-15194), together with Amendment thereto, dated June 14,
                 1996, between Monogram and Registrant (incorporated by reference from the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996,
                 Exhibit 10.14, File No. 0-15194)


    EXHIBIT                                                                                              SEQUENTIAL
      NO.                                                                                                 PAGE NO.
    -------                                                                                              ----------

     10.14       Sales Agreement, dated August 10, 1989, between Progressive Casualty Insurance
                 Company and the Registrant (incorporated by reference from the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.32, File
                 No. 0-15194)

     10.15       Lease, dated as of May 22, 1993, between L&T Limited Partnership, as landlord, and the Registrant, as tenant (incorporated by reference from the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10.34, File
                 No. 0-15194)

     10.16       Promissory Note, dated May 4, 1994, from the Registrant payable to General Electric
                 Capital Corporation ("GECC") in the original principal amount of $1,607,661.17, as amended, together with Master Security Agreement, dated as of May 4, 1994, between the Registrant and GECC (incorporated by reference from the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994, Exhibit 10.28, File
                 No. 0-15194)

     10.17       Stipulation of Settlement, dated as of January 26, 1994, regarding IN RE: SOUND
                 ADVICE, INC. SECURITIES LITIGATION, which has annexed as one of the exhibits thereto, among other documents, the Form of Warrant Agreement between the
                 Registrant and American Stock Transfer & Trust Company, as warrant agent, covering the 306,335 warrants issued in connection with the settlement of the class action
                 (incorporated by reference from the Registrant's current report on Form 8-K, dated
                 January 31, 1994, reporting an event on January 28, 1994, Exhibit 2, File No.
                 0-15194)

     10.18       Employment Agreement, dated as of January 31, 1999, between the Registrant and Kenneth L.
                 Danielson (incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1999, Exhibit 10.3, File No. 0-15194)

     10.19       Employment Agreement, dated as of January 31, 1999, between the Registrant and Christopher P.
                 O'Neil (incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1999, Exhibit 10.3, File No. 0-15194)

     10.20*      1999 Stock Option Plan (incorporated by reference from the Registrant's Schedule 14A,
                 Appendix B, filed February 3, 2000, File No. 0-15194)

      21         Subsidiaries of the Registrant (filed herewith)

      23         Consent of Independent Public Accountants of KPMG LLP (filed herewith)

      27         Financial Data Schedule (filed herewith)

-------------------------
* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2000.

                          Sound Advice, Inc.

                          By:  \s\ PETER BESHOURI
                              ------------------------------------------------
                              Peter Beshouri, Chairman of the Board, President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                        TITLE                                     DATE
                ---------                                        -----                                     ----
   /s/ PETER BESHOURI                            Chairman of the Board, President and                 April 28, 2000
 -------------------------------------               Chief Executive Officer
       Peter Beshouri                               (Principal Executive Officer)

   /s/ MICHAEL BLUMBERG                             Director, Senior Vice President                   April 28, 2000
 -------------------------------------                        and Secretary
       Michael Blumberg

   /s/ G. KAY GRIFFITH                                         Director                               April 28, 2000
 -------------------------------------
       G. Kay Griffith

   /s/ WILLIAM HAGERTY, IV                                     Director                               April 28, 2000
 -------------------------------------
       William Hagerty, IV

   /s/ HERBERT A. LEEDS                                        Director                               April 28, 2000
 -------------------------------------
       Herbert A. Leeds

   /s/ KENNETH L. DANIELSON                      Chief Financial Officer and Treasurer                April 28, 2000
 --------------------------------------      (Principal Financial and Accounting Officer)
       Kenneth L. Danielson

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                 PAGE
                                                              -----------
Independent Auditors' Report................................          F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................          F-3
  Consolidated Statements of Operations.....................          F-4
  Consolidated Statements of Changes in Shareholders'
     Equity.................................................          F-5
  Consolidated Statements of Cash Flows.....................          F-6
  Notes to Consolidated Financial Statements................  F-7 to F-19
Financial Statement Schedule:
Schedule II -- Valuation and Qualifying Accounts............          S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

     We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiaries (the "Company") as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended January 31, 2000 and 1999, the seven-month period ended January 31, 1998 and the year ended June 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule on valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended January 31, 2000 and 1999, the seven-month period ended January 31, 1998 and the year ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Fort Lauderdale, Florida
March 28, 2000

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash......................................................  $   564,898     1,384,051
  Receivables:
     Vendors................................................    3,979,027     5,376,641
     Trade..................................................    1,024,652       868,378
     Employees..............................................      431,775       339,451
                                                              -----------   -----------
                                                                5,435,454     6,584,470
     Less allowance for doubtful accounts...................      508,640       440,900
                                                              -----------   -----------
                                                                4,926,814     6,143,570
  Inventories, net..........................................   35,459,724    30,987,826
  Prepaid and other current assets..........................      830,407       472,122
  Deferred tax assets.......................................    1,599,578            --
                                                              -----------   -----------
          Total current assets..............................   43,381,421    38,987,569
Property and equipment, net.................................   15,024,047    16,006,704
Deferred tax assets, noncurrent.............................    1,915,130            --
Other assets................................................      435,389       115,040
Goodwill, net...............................................      176,472       107,729
                                                              -----------   -----------
                                                              $60,932,459    55,217,042
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................  $ 1,662,351            --
  Borrowings under revolving credit facility................    7,309,531    13,775,936
  Current maturities of long-term debt......................    1,516,834       467,483
  Accounts payable..........................................    9,884,337    12,310,092
  Income taxes payable......................................      781,041     1,071,948
  Accrued liabilities.......................................    9,096,046     6,599,691
  Deferred tax liabilities..................................      111,156            --
                                                              -----------   -----------
          Total current liabilities.........................   30,361,296    34,225,150
Long-term debt, excluding current maturities................    3,363,424            --
Capital lease obligation, excluding current installments....      788,444       797,180
Other liabilities and deferred credits......................    3,727,568     4,136,776
                                                              -----------   -----------
          Total liabilities.................................   38,240,732    39,159,106
                                                              -----------   -----------
Shareholders' equity:
  Common stock; $.01 par value. Authorized 10,000,000
     shares; issued and outstanding 3,766,394 at January 31,
     2000 and 3,733,894 shares at January 31, 1999..........       37,664        37,339
  Additional paid-in capital................................   11,175,205    11,067,455
  Retained earnings.........................................   11,478,858     4,953,142
                                                              -----------   -----------
          Total shareholders' equity........................   22,691,727    16,057,936
Commitments and contingencies
                                                              -----------   -----------
                                                              $60,932,459    55,217,042
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999, THE SEVEN-MONTH PERIOD ENDED JANUARY 31, 1998
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                                                         TRANSITION
                                                  FISCAL YEARS             PERIOD      FISCAL YEAR
                                           ---------------------------   -----------   ------------
                                           JANUARY 31,    JANUARY 31,    JANUARY 31,     JUNE 30,
                                               2000           1999          1998           1997
                                           ------------   ------------   -----------   ------------
Net sales................................  $177,348,675    152,123,841    95,204,659    152,316,416
Cost of goods sold.......................   115,056,780     98,893,332    64,233,844    102,298,599
                                           ------------   ------------   -----------   ------------
  Gross profit...........................    62,291,895     53,230,509    30,970,815     50,017,817
Selling, general and administrative
  expenses...............................    55,510,026     49,892,795    29,903,064     49,044,756
                                           ------------   ------------   -----------   ------------
  Income from operations.................     6,781,869      3,337,714     1,067,751        973,061
Other income (expense):
  Interest expense.......................    (1,366,863)    (1,417,017)     (897,086)    (1,556,314)
  Other income (expense).................      (106,951)        96,311        48,572        101,255
                                           ------------   ------------   -----------   ------------
     Income (loss) before income
       (benefit) taxes...................     5,308,055      2,017,008       219,237       (481,998)
Income (benefit) taxes...................    (1,217,661)     1,310,000     1,175,000        389,000
                                           ------------   ------------   -----------   ------------
  Net income (loss)......................  $  6,525,716        707,008      (955,763)      (870,998)
                                           ============   ============   ===========   ============
Common and common equivalent per share
  amounts:
  Basic net income (loss) per share......  $       1.74           0.19         (0.26)         (0.23)
                                           ============   ============   ===========   ============
  Diluted net income (loss) per share....  $       1.55           0.18         (0.26)         (0.23)
                                           ============   ============   ===========   ============
Weighted average number of shares
  outstanding -- basic...................     3,745,999      3,729,519     3,728,894      3,728,894
                                           ============   ============   ===========   ============
Weighted average number of shares
  outstanding -- diluted.................     4,223,684      3,965,333     3,728,894      3,728,894
                                           ============   ============   ===========   ============

See accompanying notes to consoldiated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999,
                 THE SEVEN-MONTH PERIOD ENDED JANUARY 31, 1998,
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                           COMMON STOCK
                                        -------------------
                                        NUMBER OF               ADDITIONAL       RETAINED
                                         SHARES     AMOUNT    PAID-IN CAPITAL    EARNINGS      TOTAL
                                        ---------   -------   ---------------   ----------   ----------
Balance, June 30, 1996................  3,728,894   $37,289     11,058,655       6,072,895   17,168,839
  Net loss............................         --        --             --        (870,998)    (870,998)
                                        ---------   -------     ----------      ----------   ----------
Balance, June 30, 1997................  3,728,894    37,289     11,058,655       5,201,897   16,297,841
  Net loss............................         --        --             --        (955,763)    (955,763)
                                        ---------   -------     ----------      ----------   ----------
Balance, January 31, 1998.............  3,728,894    37,289     11,058,655       4,246,134   15,342,078
  Net income..........................         --        --             --         707,008      707,008
  Issuance of common stock............      5,000        50          8,800              --        8,850
                                        ---------   -------     ----------      ----------   ----------
Balance, January 31, 1999.............  3,733,894    37,339     11,067,455       4,953,142   16,057,936
  Net income..........................         --        --             --       6,525,716    6,525,716
  Issuance of common stock............     32,500       325         60,500              --       60,825
  Tax benefit on exercise of
     options..........................         --        --         47,250              --       47,250
                                        ---------   -------     ----------      ----------   ----------
Balance, January 31, 2000.............  3,766,394   $37,664     11,175,205      11,478,858   22,691,727
                                        =========   =======     ==========      ==========   ==========

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999,
                    THE SEVEN-MONTH PERIOD JANUARY 31, 1998
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                                                                   TRANSITION
                                                           FISCAL YEARS              PERIOD      FISCAL YEAR
                                                    ---------------------------   ------------   ------------
                                                    JANUARY 31,    JANUARY 31,    JANUARY 31,      JUNE 30,
                                                        2000           1999           1998           1997
                                                    ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)...............................  $  6,525,716        707,008       (955,763)      (870,998)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization.................     3,459,232      3,402,591      1,875,315      3,090,078
    Loss (gain) loss on disposition of assets.....       117,243        (26,782)            --            876
    Deferred income taxes.........................    (3,403,552)            --        189,028        620,000
    Income tax benefit from exercise of options...        47,250             --             --             --
    Changes in operating assets and liabilities:
      Decrease (increase) in:
         Receivables..............................     1,216,756     (1,464,349)    (1,126,066)       (24,347)
         Inventories..............................    (4,400,379)        40,166     (3,238,742)      (202,149)
         Prepaid and other current assets.........      (358,285)      (110,044)       308,740        (32,705)
         Income taxes receivable..................            --         55,000        273,000        842,571
         Other assets.............................      (338,349)        18,972        (31,753)         9,038
      Increase (decrease) in:
         Accounts payable.........................    (2,425,755)      (853,721)     5,536,022     (3,977,749)
         Income taxes payable.....................      (290,907)       228,749        643,199        200,000
         Accrued liabilities......................     2,496,355        (60,028)     1,809,274       (301,908)
         Other liabilities and deferred credits...      (409,208)       508,295       (515,547)      (161,967)
                                                    ------------   ------------   ------------   ------------
           Net cash provided by (used in)
             operating activities.................     2,236,117      2,445,857      4,766,707       (809,260)
                                                    ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures............................    (3,237,447)    (5,435,393)    (2,148,341)    (2,723,687)
  Proceeds from disposition of assets.............       840,487         54,514             --             --
  Acquisition of store facility...................      (319,120)            --             --             --
                                                    ------------   ------------   ------------   ------------
         Net cash used in investing activities....    (2,716,080)    (5,380,879)    (2,148,341)    (2,723,687)
                                                    ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Borrowings on revolving credit facility.........   198,162,390    171,564,703    102,128,424    171,896,950
  Repayments on revolving credit facility.........  (204,628,795)  (168,488,919)  (103,302,806)  (169,122,532)
  Principal payments on long-term debt............      (587,225)      (179,020)       (99,499)      (160,968)
  Proceeds from issuance of long-term debt........     5,000,000             --             --             --
  Increase in cash overdraft......................     1,662,351             --             --             --
  Principal payments under capital lease
    obligations...................................        (8,736)        (7,933)        (4,373)        (6,454)
  Proceeds from exercise of stock options.........        60,825          8,850             --             --
                                                    ------------   ------------   ------------   ------------
         Net cash (used in) provided by financing
           activities.............................      (339,190)     2,897,681     (1,278,254)     2,606,996
Net (decrease) increase in cash...................      (819,153)       (37,341)     1,340,112       (925,951)
Cash at beginning of year.........................     1,384,051      1,421,392         81,280      1,007,231
                                                    ------------   ------------   ------------   ------------
Cash at end of year...............................  $    564,898      1,384,051      1,421,392         81,280
                                                    ============   ============   ============   ============
Supplemental disclosures of cash flow information:
  Interest paid...................................  $  1,232,823      1,243,640        849,347      1,380,742
                                                    ============   ============   ============   ============
  Income taxes paid, net of refunds...............  $  2,429,873      1,035,000         69,773     (1,273,571)
                                                    ============   ============   ============   ============
Supplemental disclosure of store acquisition:
  Total purchase price............................  $    319,120
  Less:
    Fixed asset valuation.........................      (148,640)
    Inventory valuation...........................       (71,519)
                                                    ------------
  Amount included in goodwill.....................  $     98,961
                                                    ============

See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

     Sound Advice, Inc. and subsidiaries (the "Company") operate in a single-business segment, which is the retailing and servicing of home and car audio systems, video products, personal electronics, home entertainment furniture, cellular telephones, custom design and installation services, repair services and accessories. Its operations are conducted in the state of Florida through 24 Sound Advice stores and three specialty stores under the Bang & Olufsen name.

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

(D) RECEIVABLES

     Receivables from vendors consist of cooperative advertising and other amounts earned based on market development agreements along with various promotional and other incentive programs. The funds received under these programs are determined based upon specific agreements with the vendors and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are recorded as a reduction of advertising expense. Also included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from custom design accounts and credit card and finance companies resulting from customer purchases.

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

DESCRIPTION                                                   YEARS
-----------                                                   -----
Building....................................................  30
Furniture and equipment.....................................  3 to 7
Leasehold improvements......................................  15 or term of lease, if shorter
Display fixtures............................................  3 to 7
Vehicles....................................................  3 to 5

                      SOUND ADVICE, INC. AND SUBSIDIARIES

(G) GOODWILL

     Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. Goodwill is presented net of accumulated amortization of approximately $290,000 and $259,000 as of January 31, 2000 and 1999, respectively.

(H) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(J) EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

     The Company offers extended warranty service contracts on behalf of a third party on most of its products. These contracts are on a nonrecourse basis to the Company. The Company includes proceeds from the sale of extended warranty contracts less the amounts due to the third party for the cost of such contracts in net sales at the time of sale as the earnings process has been completed. Net revenue from warranty contract sales represented approximately 2 percent to 3 percent of consolidated net sales for each period presented.

     Prior to March 1993 and from July 1994 through May 1997, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the contract during its term. Non-utilized warranty contracts are generally redeemable for a 60-day period after expiration of the contract. The term of the extended warranty service contracts is from one to five years. Effective June 1, 1997, the Company discontinued offering this program on future purchases. The total amount of extended warranty service contracts sold from July 1990 through February 1993 and July 1994 through May 1997 was approximately $21 million and $27 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. Historically, the overall redemption rate has ranged from 5 percent to 11 percent of the value of the contracts issued. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. As of January 31, 2000 and 1999, the liability for estimated redemptions approximated $467,000 and $843,000, respectively. Amounts charged against the liability for redemptions approximated $376,000, $427,000, $578,000 and $926,000 for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and the fiscal year ended June 30, 1997, respectively.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

(K) ADVERTISING

     The Company expenses advertising costs when the advertisement occurs. Advertising expense is recorded net of funds received from market development agreements, vendor advertising incentives and promotional programs. Advertising expense, net, for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997, approximated $2,881,000, $3,640,000, $3,149,000 and $4,086,000, respectively.

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

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Two vendors accounted for 45 percent and 48 percent of the Company's vendor receivables as of January 31, 2000 and 1999, respectively. The Company estimates an allowance for doubtful accounts based on the credit risk and payment trends of the vendor and customer. An adverse change in these factors would affect the Company's estimate of doubtful accounts.

     The Company is a specialty retailer in Florida with a focus on upscale electronics and is a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may not be widely available in all markets. Five vendors accounted for 53 percent of the Company's purchases during each of the years ended January 31, 2000 and 1999. The loss of one of these vendors could have an adverse impact on the Company. The Company's principal competitors include other retailers, department and discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company.

(N) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

(O) STOCK-BASED COMPENSATION PLAN

     Stock-based compensation is recognized in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For disclosure purposes, pro forma net income and pro forma earnings per share are provided as if the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

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

     Outstanding options to purchase 222,000 shares of common stock at $8.00 per share were not included in the computation of diluted earnings per share for the year ended January 31, 2000 because the exercise price of the options was greater than the average market price of common shares for the year.

     Options to purchase 213,500 and 218,500 shares of common stock at prices ranging from $1.69 to $1.77 per share were outstanding for the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997, respectively, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 437,500 and 450,500 shares of common stock at prices ranging from $1.77 to $7.27 per share were outstanding for the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of common shares for the respective periods.

     Warrants to purchase 306,335 shares of common stock at $8.70 per share expired on June 14, 1999 and were not included in the computation of diluted earnings per share for all periods presented because the options exercise prices were greater than the average market price of common shares.

(Q) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Management does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations or cash flows.

(R) RECLASSIFICATIONS

     Certain amounts in 1999, 1998 and 1997 consolidated financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications did not have an effect on the results of operations.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

(2)  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                 2000          1999
                                                              -----------   ----------
Land........................................................  $        --      521,465
Building....................................................      684,990    1,119,605
Furniture and equipment.....................................   10,071,333    9,664,424
Leasehold improvements......................................   19,859,021   19,100,481
Display fixtures............................................    7,654,874    7,183,697
Vehicles....................................................      884,195    1,097,490
                                                              -----------   ----------
                                                               39,154,413   38,687,162
Less accumulated depreciation...............................   24,130,366   22,680,458
                                                              -----------   ----------
Property and equipment, net.................................  $15,024,047   16,006,704
                                                              ===========   ==========

     Depreciation expense, including amortization of capital leases, for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997, approximated $3,411,000, $3,378,000, $1,838,000 and $3,004,000, respectively.

(3)  DEBT

(A) REVOLVING CREDIT FACILITY

     In December 1997, the Company amended and extended its $25 million revolving line of credit facility with its existing lender through July 31, 2001. The terms of the agreement were amended to allow the Company to borrow, repay, and reborrow, based upon a borrowing base equal to the lesser of 70 percent of eligible inventory (as defined) at cost or 55 percent of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1 percent and allows for a LIBOR pricing option for one-, two-, three- or six-month periods at 2.5 percent over the corresponding LIBOR rate for the respective period. The interest rate is eligible for a .25 percent reduction in 2000 and 2001 provided certain conditions are met. The Company pays a monthly fee based upon the unused portion of the commitment less $5,000,000 at .375 percent per annum. The Company is obligated for an additional commitment fee of $50,000 per annum.

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

     Borrowings under the revolving credit facility are collateralized by the Company's assets, including depository accounts, receivables, inventory, property and equipment and intangible assets. The Company's borrowings balance under the line of credit facility were approximately $7,310,000 and $13,776,000 at January 31, 2000 and 1999, respectively. The availability under line of credit was approximately $12,078,000 at January 31, 2000.

     The effective interest rate on the outstanding loan balance under the financing arrangement in effect as of January 31, 2000 and 1999 was 10.4 percent and 8.6 percent, respectively.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

(B) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 2000       1999
                                                              ----------   -------
Note payable in monthly installments of $161,242, including
  interest at 9.96 percent, with the final payment due
  January 2003 collaterized by fixed assets.................  $4,880,258        --
Note payable in 60 equal monthly installments based upon the
  short-term commercial paper rate plus 2.6 percent.........          --    52,203
Mortgage note payable in monthly installments of $1,779,
  plus interest at the lender's prime rate plus 1 percent...          --   415,280
                                                              ----------   -------
     Total long-term debt...................................   4,880,258   467,483
     Less current installments..............................   1,516,834   467,483
                                                              ----------   -------
     Long-term debt, excluding current installments.........  $3,363,424        --
                                                              ==========   =======

     Maturities of long-term debt are $1,517,000, $1,675,000 and $1,688,000 in fiscal years 2001, 2002 and 2003, respectively.

(C) LETTERS OF CREDIT

     The Company has standby letters of credit, in the aggregate of approximately $738,000, maturing at various dates through April 2001, primarily supporting self-insurance reserves. The letters of credit were not drawn upon as of January 31, 2000.

(4)  INCOME TAXES

     The components of income tax (benefit) expense for the Company are as follows:

                                                                       TRANSITION
                                                 YEARS ENDED          PERIOD ENDED   YEAR ENDED
                                          -------------------------   ------------   -----------
                                          JANUARY 31,   JANUARY 31,   JANUARY 31,     JUNE 30,
                                             2000          1999           1998          1997
                                          -----------   -----------   ------------   -----------
Current:
  Federal...............................  $ 1,864,683    1,202,276       985,972      (231,000)
  State.................................      321,208      107,724            --            --
                                          -----------    ---------     ---------      --------
                                            2,185,891    1,310,000       985,972      (231,000)
Deferred:
  Federal...............................   (2,906,089)          --       189,028       620,000
  State.................................     (497,463)          --            --            --
                                          -----------    ---------     ---------      --------
                                           (3,403,552)          --       189,028       620,000
          Total.........................  $(1,217,661)   1,310,000     1,175,000       389,000
                                          ===========    =========     =========      ========

     Income tax (benefit) expense attributable to income from continuing operations was $(1,217,661), $1,310,000, $1,175,000 and $389,000 for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and year ended June 30, 1997, respectively, and differed from the amounts computed

                      SOUND ADVICE, INC. AND SUBSIDIARIES
by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operation as a result of the following:

                                                                                  TRANSITION
                                                            YEARS ENDED          PERIOD ENDED   YEAR ENDED
                                                     -------------------------   ------------   -----------
                                                     JANUARY 31,   JANUARY 31,   JANUARY 31,     JUNE 30,
                                                        2000          1999           1998          1997
                                                     -----------   -----------   ------------   -----------
Computed expected income tax rate..................      34.0%        34.0%          34.0%         (34.0)%
Effect of state and local taxes, net of federal
  income tax benefit...............................      (4.6)         3.6             --             --
Reserve for tax examination........................        --           --          276.0           41.5
(Decrease) increase in beginning of year balance of
  federal valuation allowance for deferred tax
  asset............................................     (52.4)        25.1          201.0           72.6
Other..............................................        .1          2.2           25.0             .7
                                                        -----         ----          -----          -----
  Effective income tax rate........................     (22.9)%       64.9%         536.0%          80.8%
                                                        =====         ====          =====          =====

     The provision for deferred income taxes (benefit) consists of the following:

                                                                               TRANSITION
                                                         YEARS ENDED          PERIOD ENDED   YEAR ENDED
                                                  -------------------------   ------------   -----------
                                                  JANUARY 31,   JANUARY 31,   JANUARY 31,     JUNE 30,
                                                     2000          1999           1998          1997
                                                  -----------   -----------   ------------   -----------
Accounts receivable, principally due to
  allowance for doubtful accounts...............  $   (25,480)    (35,337)        (8,630)       90,304
Inventory adjustments...........................       56,443    (136,251)      (427,154)      155,618
Prepaid expenses................................        6,190      67,946        (79,994)       60,601
Fixed assets, principally due to differences in
  depreciation..................................     (414,989)   (432,013)      (547,581)     (204,601)
Accrued rent expense............................      (22,578)    (93,392)        74,873        (8,433)
Provision for warranty redemption...............      116,102     114,608        236,906        40,836
Lease incentive.................................      222,342    (267,369)            --            --
Deferred tax valuation allowance................   (3,258,830)    817,766        804,358       349,000
Other...........................................      (82,752)    (35,958)       136,250       136,675
                                                  -----------    --------       --------      --------
          Total.................................  $(3,403,552)         --        189,028       620,000
                                                  ===========    ========       ========      ========

                      SOUND ADVICE, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                 2000         1999
                                                              ----------   ----------
Deferred tax assets:
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................  $  191,397      165,917
  Inventory adjustments.....................................     428,403      484,846
  Legal settlement expense..................................          --       39,345
  Fixed assets, principally due to differences in
     depreciation...........................................   1,626,823    1,211,834
  Deferred gain on sale.....................................      41,495       44,287
  Accrued rent expense......................................     866,465      843,887
  Accrued insurance.........................................      33,518       70,951
  Provision for warranty redemption.........................     201,219      317,321
  Lease incentive...........................................      45,027      267,369
  Other.....................................................      80,361           --
                                                              ----------   ----------
          Total gross deferred tax assets...................   3,514,708    3,445,757
       Less valuation allowance.............................          --   (3,258,830)
                                                              ----------   ----------
       Net deferred tax assets..............................   3,514,708      186,927
                                                              ----------   ----------
Deferred tax liabilities:
  Prepaid advertising.......................................      34,572      108,646
  Prepaid insurance.........................................      74,580       31,749
  Legal settlement expense..................................       2,004           --
  Other.....................................................          --       46,532
                                                              ----------   ----------
          Total gross deferred tax liability................     111,156      186,927
                                                              ----------   ----------
       Net deferred tax asset...............................  $3,403,552           --
                                                              ==========   ==========

     The valuation allowance for deferred tax assets at January 31, 2000 and 1999 was $0 and $3,258,830, respectively. The net change in the total valuation allowance for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and the year ended June 30, 1997 was a decrease of $3,258,830, and increases of $817,766, $804,358 and $349,000, respectively. The valuation allowance was reduced because the Company believes it is more likely than not the deferred asset will be realized, due to the Company's return to sustained profitability and customer acceptance of new technology. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(5)  SHAREHOLDERS' EQUITY

(A) SHAREHOLDER RIGHTS PLAN

     In May 1997, the board of directors adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. Each Right has an initial exercise price of $12 for one share of common stock. Generally,

                      SOUND ADVICE, INC. AND SUBSIDIARIES
the Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of common stock having a market value equal to twice the exercise price of the Right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors. The Rights will expire on May 4, 2007. As of January 31, 2000, 3,728,894 Rights were outstanding.

(B) STOCK OPTION PLANS

     In September 1999, the board of directors adopted the Company's 1999 Stock Option Plan (the "1999 Plan"), which provides for the issuance of incentive stock options or non-qualified stock options. Under the 1999 Plan, the Company has reserved up to 500,000 shares of common stock for future issuance. The exercise price of incentive stock options shall not be less than the fair-market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair-market value per share on the date of grant. For the year ended January 31, 2000, the option price represents the fair market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the 1999 Plan after September 30, 2009.

     The Company also has another stock option plan (the "1986 Plan") which provides for the issuance of either incentive stock options or non-qualified stock options. Under the 1986 Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price provisions of the 1986 Plan are similar to the 1999 Plan. For year ended January 31, 1999, the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997, the option price represents the fair-market value of each underlying share of common stock at the date of grant established by the Company's board of directors. The option term may not be longer than ten years. No options may be granted under the 1986 Plan after November 10, 2001.

     On November 2, 1999, the Company issued 222,000 stock options at an exercise price of $8.00 per share under the 1999 Plan. These options have a term of ten years expiring on November 2, 2009.

     On April 29, 1997, the Company issued 422,500 stock options at an exercise price of $1.89 per share under the 1986 Plan subject to certain vesting criteria. All of these options vested during fiscal year 2000. These options have a term of five years expiring April 28, 2002. In addition, the Company granted 5,000 warrants to purchase common stock to each of three non-employee directors of the Company subject to the same exercise price and vesting terms as the options issued on April 29, 1997. On May 18, 1998, the Company issued an additional 10,000 stock options subject to the same exercise price and vesting terms as the options issued on April 29, 1997. These options expire May 2003. All of the warrants and the additional 10,000 options vested during fiscal year 2000.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

     Changes in stock options outstanding are as follows:

                                                                                 WEIGHTED-
                                                      NUMBER OF                   AVERAGE
                                                       SHARES       PRICE      EXERCISE PRICE
                                                      ---------   ----------   --------------
Outstanding, June 30, 1996..........................   220,000    $1.70-7.27        3.87
  Granted...........................................   553,500     1.69-1.89        1.85
  Exercised.........................................        --            --          --
  Canceled..........................................  (104,500)    5.45-7.27        6.12
                                                      --------
Outstanding, June 30, 1997..........................   669,000     1.69-4.76        2.04
  Granted...........................................        --            --          --
  Exercised.........................................        --            --          --
  Canceled..........................................   (18,000)    1.77-4.76        2.34
                                                      --------
Outstanding, January 31, 1998.......................   651,000     1.69-1.89        1.83
  Granted...........................................    10,000          2.86        2.86
  Exercised.........................................    (5,000)         1.77        1.77
  Canceled..........................................        --            --          --
                                                      --------
Outstanding, January 31, 1999.......................   656,000     1.69-2.86        1.85
  Granted...........................................   222,000          8.00        8.00
  Exercised.........................................   (22,500)    1.77-1.89        1.86
  Canceled..........................................        --            --          --
                                                      --------
Outstanding January 31, 2000........................   855,500    $1.69-8.00        4.65
                                                      ========
  Exercisable.......................................   855,500
                                                      ========
  Available for future grants.......................   306,000
                                                      ========

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts approximated:

                                                                                 TRANSITION
                                                           YEARS ENDED          PERIOD ENDED   YEAR ENDED
                                                    -------------------------   ------------   ----------
                                                    JANUARY 31,   JANUARY 31,   JANUARY 31,     JUNE 30,
                                                       2000          1999           1998          1997
                                                    -----------   -----------   ------------   ----------
Net income (loss):
  As reported.....................................  $6,526,000      707,000        (956,000)    (871,000)
  Pro forma.......................................  $5,593,000      558,000      (1,131,000)    (891,000)
Diluted income (loss) per share:
  As reported.....................................  $     1.55          .18            (.26)        (.23)
  Pro forma.......................................  $     1.32          .14            (.30)        (.24)
                                                    ==========      =======      ==========     ========

     Pro forma net income reflects only options granted since July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered. The pro forma affect on fiscal 2000 may not be representative of the pro forma effects on net income for future years.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

     The fair value of each options' grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       2000      1999      1998     1997
                                                      -------   -------    ----   --------
Expected dividend yield.............................       --        --    --           --
Expected stock price violatility....................     1.31      1.34               1.01
Risk-free interest rate.............................      5.7%      5.3%   --      5.9-6.1%
Expected life of options............................  3 years   3 years    --      3 years

     For the years ended January 31, 2000, 1999 and June 30, 1997, the weighted average fair value of options granted during the fiscal year was $6.11, $2.45 and $1.15, respectively. There were no options granted during the transition period.

     As of January 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 to $8.00 and 4.1 years, respectively.

     As of January 31, 2000, 1999 and 1998 and June 30, 1997, the number of options exercisable was 855,500, 208,500, 213,500 and 221,500, respectively, and the weighted-average exercise price of those options was $4.65, $1.72, $1.72 and $1.76, respectively.

(C) SHAREHOLDERS' EQUITY

     During fiscal year 1995, the Company issued 306,335 warrants to purchase common stock of the Company in connection with the settlement of two shareholder class action suits filed in 1992. Each warrant was exercisable into one share of common stock at an exercise price of $8.70 per share. The warrants expired, unexercised, on June 14, 1999.

(6)  EMPLOYEE BENEFIT PLANS

(A) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. No contributions were made during the year ended January 31, 2000 and 1999, the transition period ended January 31, 1998 or fiscal year ended June 30, 1997.

(B) RETIREMENT SAVINGS PLANS

     The Company offers a 401(k) savings and investment plan (the "401(k) Plan") to employees who meet certain eligibility requirements such as one year of service, 1,000 hours worked during the year and age of 21 years. The Company makes matching contributions to the 401(k) Plan up to a maximum percentage of each participating employee's annual investment. Matching and discretionary contributions to the 401(k) Plan are authorized by the Company's board of directors. Contributions for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997 approximated $277,000, $57,000, $0 and $215,000, respectively.

(7)  LEASES

     The Company is obligated under a number of noncancelable operating leases for retail store space, distribution and installation centers and certain property and equipment, which expire at various dates through 2014. The retail store leases generally contain provisions for increases based on the Consumer Price Index and contain options for periods of up to 15 years to renew at the then fair rental value.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

     The Company also has property and equipment under a capital that expires in 2014. At January 31, 2000 and 1999, the gross amount of property and equipment and related amortization recorded under the capital lease were as follows:

                                                                2000      1999
                                                              --------   -------
Building....................................................  $685,000   685,000
Furniture and equipment.....................................   142,900   142,900
                                                              --------   -------
                                                               827,900   827,900
Less accumulated amortization...............................   285,820   230,500
                                                              --------   -------
                                                              $542,080   597,400
                                                              ========   =======

     Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including option periods) as of January 31, 2000 and the capital lease payments are as follows:

                                                               CAPITAL      OPERATING
    YEAR ENDING JANUARY 31,                                     LEASE        LEASES
    -----------------------                                   ----------   -----------
          2001..............................................  $  162,396   $ 6,564,169
          2002..............................................     162,396     6,589,649
          2003..............................................     162,396     6,009,023
          2004..............................................     162,396     5,619,799
          2005..............................................     162,396     5,370,635
               Thereafter...................................   1,590,168    16,428,595
                                                              ----------   -----------
     Total minimum lease payments...........................   2,402,148   $46,581,870
                                                                           ===========
Less amounts representing interest (at an effective interest
  rate of approximately 19%)................................   1,605,771
                                                              ----------
  Present value of minimum capital lease payments...........     796,377
Less current installments of obligations under capital
  lease.....................................................       7,933
                                                              ----------
  Obligations under capital lease, excluding current
     installments...........................................  $  788,444
                                                              ==========

     Total rental expense under the noncancelable operating leases for the years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and for the fiscal year ended June 30, 1997 was approximately $8,138,000, $7,264,000, $3,981,000 and $6,542,000, respectively.

(8)  OTHER LIABILITIES

     Included in accrued liabilities as of January 31, 2000 and 1999 are approximately $4,575,000 and $3,361,000, respectively, of customer deposits on future sales orders.

     Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free-rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis. The base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheets. As of January 31, 2000 and 1999, the recorded liability for accrued rent was approximately $2,303,000 and $2,243,000, respectively.

(9)  COMMITMENT AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

     Two of the Company's officers have employment agreements, which provided for aggregate base salaries of $720,000, $611,050 and $360,000, respectively, for the years ended January 31, 2000 and 1999 and the

                      SOUND ADVICE, INC. AND SUBSIDIARIES
transition period ended January 31, 1998 and $611,050 for the fiscal year ended June 30, 1997. These agreements have been extended through January 31, 2002 under the same terms as the original agreement.

(B) SEVERANCE AGREEMENTS

     The Company has entered into agreements with corporate officers and certain other key employees that provide severance pay benefits under certain conditions if there is a change in control (as defined) of the Company.

(C) BONUS PLAN

     During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the board of directors. For the years ended January 31, 2000 and 1999, approximately $733,000 and $47,000, respectively, was earned under the plan. No bonus amounts were earned under the plan for the previous fiscal years.

(D) OTHER

     The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)  ACQUISITION AND DIVESTITURES

     In June 1999, the Company acquired certain assets from a third party for an aggregate purchase price of approximately $319,000 in cash and other acquisition costs. The aggregate purchase price was allocated to the assets acquired and liabilities assumed, resulting in recognition of goodwill of approximately $99,000. This transaction was accounted for as a purchase.

     In June 1999, the Company sold certain assets for $794,000 in cash. The Company realized and recorded a loss on the sale of these assets of approximately $14,000. The assets sold consisted of property and equipment.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT                           OTHER
                                        BEGINNING OF   CHARGED TO COSTS      CHANGES         BALANCE AT END
DESCRIPTION                                 YEAR         AND EXPENSES     ADD (DEDUCT)          OF YEAR
-----------                             ------------   ----------------   -------------      --------------
Allowance for doubtful accounts:
  January 31, 2000....................   $  440,900        611,760          (544,020)(A)         508,640
                                         ==========        =======          ========           =========
  January 31, 1999....................   $  384,100        482,110          (425,310)(A)         440,900
                                         ==========        =======          ========           =========
  January 31, 1998....................   $  286,400        226,600          (128,900)(A)         384,100
                                         ==========        =======          ========           =========
  June 30, 1997.......................   $  572,000        410,152          (695,752)(A)         286,400
                                         ==========        =======          ========           =========
Allowance for redemption of extended
  service warranty contracts:
  January 31, 2000....................   $  843,268             --          (376,546)(B)         466,722
                                         ==========        =======          ========           =========
  January 31, 1999....................   $1,270,378             --          (427,110)(B)         843,268
                                         ==========        =======          ========           =========
  January 31, 1998....................   $1,771,815             --          (501,437)(B)       1,270,378
                                         ==========        =======          ========           =========
  June 30, 1997.......................   $1,891,920             --          (120,105)(B)       1,771,815
                                         ==========        =======          ========           =========
Allowance for inventory obsolescence:
  January 31, 2000....................   $  700,000        350,000                --           1,050,000
                                         ==========        =======          ========           =========
  January 31, 1999....................   $  700,000             --                --             700,000
                                         ==========        =======          ========           =========
  January 31, 1998....................   $  700,000             --                --             700,000
                                         ==========        =======          ========           =========
  June 30, 1997.......................   $  830,000             --          (130,000)(C)         700,000
                                         ==========        =======          ========           =========

---------------

(A)   Amounts represent write-off of uncollectible receivables.
(B) Amounts represent net change between beginning of period and end of period balances.
(C) Amounts represent provision and disposition of personal computer and related accessory inventories.