Form 10-K405/A
period 2000-01-31
SOUND ADVICE INC
filed 2000-05-08
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended JANUARY 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to

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

                         ------------------------------

                          COMMON STOCK PURCHASE RIGHTS
                     --------------------------------------
                                 Title of class

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON- AFFILIATES OF THE REGISTRANT ON APRIL 27, 2000 BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM ON APRIL 27, 2000, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $37,193,000.

         THE REGISTRANT HAD 3,766,394 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 2, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended January 31, 2000 of Sound Advice, Inc. (the "Registrant" or the "Company") is being filed to add Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REGISTRANT'S DIRECTORS

         The following table sets forth certain information as of the date of this report regarding the current directors of the Registrant:

                                                                                DIRECTOR
NAME                              AGE       POSITION(s) WITH THE REGISTRANT       SINCE
----                              ---       -------------------------------     --------

Peter Beshouri                   45         Chairman of the Board, President      1982
                                              and Chief Executive Officer

Michael Blumberg                 51         Director, Senior Vice President,      1974
                                              and Secretary

G. Kay Griffith(1)(2)            55         Director                              1992

Herbert A. Leeds(1)(2)           83         Director                              1996

William F. Hagerty IV(1)(2)      40         Director                              1998

---------------
(1)  Member of the Audit Committee of the Registrant's Board of Directors.

(2)  Member of the Stock Option Committee of the Registrant's Board of
     Directors.

         The Registrant's directors hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

         PETER BESHOURI, who has been an employee of the Registrant since 1974, has served as Chairman of the Board and Chief Executive Officer of the Registrant since August 1982. Before that, he was the general sales manager of the Registrant, and had also served as a store manager and district manager. He was elected President of the Registrant in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization. In August 1995, Mr. Beshouri, together with the Registrant and a former chief financial officer of the Registrant, voluntarily agreed with the Securities and Exchange Commission ("SEC"), to the entry of a cease and desist order by the SEC concerning the Registrant's Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in that order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with the Registrant violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. Mr. Beshouri did not admit or deny any wrongdoing. No fine or penalty was imposed by the SEC on Mr. Beshouri.

         MICHAEL BLUMBERG, a founder and a director of the Registrant, has served as Senior Vice President since May 1989. Before that, he served as Vice President beginning in August 1982, Vice President - Purchasing and Finance since May 1986 and Vice President of Purchasing and Marketing since October 1987. From the Registrant's inception until February 1995, Mr. Blumberg served as Treasurer and, since October 1989, has also served as Secretary.

         G. KAY GRIFFITH was elected a director of the Registrant and a member of the Audit Committee of the board of directors in July 1992 and a member of the Stock Option Committee in January 1997. She joined the Registrant as an employee in May 1993 and served as Executive Vice President and Chief Administrative Officer from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of The G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. From the formation of that firm through 1997, Ms. Griffith performed consulting services for the Registrant. Prior to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         HERBERT A. LEEDS was elected a director of the Registrant in April 1996 and was appointed a member of the Audit Committee in May 1996 and the Stock Option Committee in January 1997. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Since forming that firm, Mr. Leeds has, from time to time, performed consulting services for the Registrant. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         WILLIAM F. HAGERTY, IV was elected a director of the Registrant in February 1998 and appointed a member of its Audit Committee. In October 1999, he was appointed a member of the Stock Option Committee. Mr. Hagerty has been a principal of Hagerty, Peterson & Company, LLC, a private equity investment firm based in Washington, D.C. since 1996. In addition, since August 1996 Mr. Hagerty has been the Vice Chairman of National Electronics Warranty Corporation, an administrator of warranty programs based in Sterling, Virginia primarily engaged in the sale of product warranty contracts and through which administrator the Company offers its customers extended warranty contracts for most of the Registrant's products. From 1994 to present, Mr. Hagerty has been a principal of the Management Advisory Group, a Washington, D.C. based consulting firm which is a wholly-owned subsidiary of Hagerty, Peterson & Company, LLC. During 1993 and 1994, Mr. Hagerty was affiliated with Trident Capital, L.P. , a private equity investment firm based in Chicago, Illinois. During the Bush Administration (1991-1993), Mr. Hagerty served in the White House as the Chief Economist of the President's Council on Competitiveness. From 1984 to 1991, he was a management consultant with the Boston Consulting Group serving as the senior expatriate in its Tokyo office with responsibility for all of such firm's international activities in Japan.

         The Board of Directors has an Audit Committee comprised of a majority of directors who are not officers or employees of the Registrant. The Board of Directors does not currently have a nominating committee or a compensation committee or committees performing similar functions.

REGISTRANT'S EXECUTIVE OFFICERS

         The information regarding the Registrant's executive officers required by Item 401(b) of Regulation S-K has been included in ITEM 4.1 of Part I of the Report.

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

         Based solely on review of the copies of such forms furnished to the Registrant and written representations that no Forms 5 were required when applicable, the Registrant believes that during the fiscal year ended January 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Registrant's Chief Executive Officer ("CEO") and each of the other executive officers of the Registrant (the "Named Executive Officers") during the fiscal years ended January 31, 2000 and 1999, the seven month transition period ended January 31, 1998 and the fiscal year ended June 30, 1997 for services in all capacities.



                                       ANNUAL COMPENSATION (1)                  LONG TERM COMPENSATION
                             ---------------------------------------------   -----------------------------
NAMES AND PRINCIPAL          FISCAL                                             SECURITIES UNDERLYING              ALL OTHER
POSITION                      YEAR       SALARY ($)       BONUS($)(2)             OPTIONS (#)(3)                COMPENSATION($)(4)
--------------------         ----------- ---------------- ----------------    ----------------------------  ------------------------
Peter Beshouri Chairman,     2000        400,000          200,000              60,000                           0
President and CEO            1999        324,008           20,250                 0                             0
                             1998*       189,005              0                   0                             0
                             1997        324,008              0               105,000(5)                        0

Michael Blumberg Senior      2000        320,000           75,000              24,000                           0
Vice President               1999        294,008            9,200                 0                             0
                             1998*       171,504              0                   0                             0
                             1997        294,008              0                90,000(5)                        0

Christopher O'Neil           2000        180,000           75,000              24,000                           0
Executive Vice President     1999        178,333            9,200                 0                           3,500(7)
and Chief Operating Officer  1998*        87,500              0                   0                           4,900(7)
                             1997        150,000              0               101,000(5)(6)                   8,367(7)

Kenneth L. Danielson Chief   2000        180,000           75,000              24,000                           0
Financial Officer and        1999        180,000            9,200                 0                             0
Treasurer                    1998*        93,333              0                   0                             0
                             1997        160,000              0               110,000(5)(8)                     0

----------------
*    Seven month transition period ended January 31, 1998.

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

(2) In fiscal year 1995, the Registrant's Board of Directors adopted an annual incentive bonus plan for four categories of the Registrant's employees (two of which categories were the CEO and other executive officers) based upon the annual operating performance of the Registrant. The percentage of the targeted bonus award to be earned by the different employee categories is directly tied to a percentage of the Registrant's projected operating performance (after taking into account accruals for the annual incentive bonus plan) to be approved each year by the Registrant's Board of Directors. Achievement of 100% of the projected operating performance would result in the award of a targeted bonus ranging from approximately 10% to up to 25% of base salary (with the CEO at 25% and other executive officers at 20%), with the percentage of the targeted bonus award earned increasing or decreasing based upon the percentage (ranging from 70% to 130%) of projected operating performance achieved. During the fiscal years ended January 31, 2000 and 1999, $732,600 and $47,850, respectively, in bonuses were earned under the plan. In the seven month transition period ended January 31, 1998 and fiscal year ended June 30, 1997, no bonuses were earned under such plan.

(3) These represent incentive stock options or non-qualified stock options issued pursuant to the Registrant's 1999 Stock Option Plan adopted in September 1999 or 1986 Stock Option Plan adopted in May 1986 as subsequently amended and restated (the "Option Plans"). See footnotes (5),
     (6) and (8) hereinbelow and footnote (4) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

(4) The Registrant has an Employee Stock Ownership Plan ("ESOP") which holds shares of the Registrant's Common Stock for the benefit of all of its employees. The Registrant made no contribution to the ESOP during the fiscal years ended January 31, 2000 and 1999, the transition period ended January 31, 1998 and the fiscal year ended June 30, 1997. However, as a result of reallocations to employee accounts of the ESOP caused by employee terminations and pay outs of vested interests of former employees, with respect to the ESOP's fiscal year ended June 30, 1998, Mr. Beshouri was allocated 27.115 additional shares of common stock, Mr. Blumberg was allocated 27.116 additional shares of common stock, Mr. O'Neil was allocated 17.349 additional shares of common stock and Mr. Danielson was allocated .222 additional shares of common stock. There were no further reallocations to employee accounts for the ESOP's fiscal years ended June 30, 1997 or 1999. See footnote (3) to the table in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for the number of vested shares of the ESOP owned by each of such individuals based upon the latest available annual report of the ESOP.

(5)  75,000 of the options granted to each officer in fiscal year
     1997 were non-qualified stock options. Those options vested and became exercisable during the fiscal year ended January 31, 2000 with an exercise price of $1.89 per share and a term of five years expiring on April 28, 2002. The remainder of these options are qualified options.

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

(7) This sum represents the aggregate amount of a monthly automobile allowance paid during the seven month transition period ended January 31, 1998 and fiscal years ended June 30, 1997 and January 31, 1999.

(8) 20,000 of the incentive stock options issued to such officer in fiscal year 1997 were issued in exchange for the cancellation of 20,000 incentive stock options previously granted to such officer in fiscal year 1994 which had an exercise price of $6.29 per share and expired on September 21, 1998. The 20,000 incentive stock options which replaced the cancelled stock options have an exercise price of $1.69 per share and expire on March 9, 2002.

         1999 STOCK OPTION PLAN

         In September 1999, the Registrant's board of directors adopted the 1999 Stock Option Plan and recommended that it be submitted to the Registrant's stockholders for their approval at the next annual meeting. Registrant's stockholders approved the option plan at the 1999 annual meeting held on October 27, 1999. Pursuant to the option plan, Registrant's employees and non-employee directors are given an opportunity to acquire common stock of the Registrant. The option plan is intended to supersede the 1986 option plan. The effective date of the option plan is September 30, 1999. In November 1999, the Registrant granted 222,000 options, pursuant to the new stock option plan, for an exercise price of $8.00 per share.

         A total of 500,000 shares of common stock are reserved for issuance under the option plan, with that number to be appropriately adjusted in the event of stock splits, stock dividends, combinations or reclassification of shares of Registrant's common stock, or like capital adjustments. The option plan provides for the granting to key employees of both "incentive stock options," within the meaning of section 422A of the Code and "non-qualified stock options" and for the granting to non-employee directors of "non-qualified stock options." An incentive stock option has some tax advantages for the participant as compared to a non-qualified stock option.

         The following is a summary of some of the material features of the option plan.

         SHARES AVAILABLE FOR AWARDS; ANNUAL PER-PERSON LIMITATIONS. Under the option plan, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the option plan shall equal to 500,000 shares.

         The option plan provides for administration by the Stock Option Committee appointed by the board of directors who may change the members at any time, which determines, by majority vote, the persons to be granted options under the option plan, the number of shares subject to each option and the option price, and which will specify whether options granted are incentive stock options or non- qualified stock options. Members of the Committee are not eligible to receive options under the option plan unless approved by the members of the board of directors who are not members of the Stock Option Committee. No options granted under the option plan are transferable by the optionee other than by will or by laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by the optionee. Any options granted to an employee will terminate three months after the optionee's termination of employment except in cases of (i) disability occuring while employed or (ii) death while employed or within three months thereafter. No options may be granted under the option plan commencing 10 years after adoption of the option plan.

         The exercise price of any incentive stock option granted under the option plan shall be not less than ths fair market value of the shares subject to the option on the date of grant. The exercise price of any non-qualified stock option granted under the option plan shall be not less than 85% of the fair market value of the shares subject to the option on the date of the grant. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirements that no option may be exercisable more than 10 years after the date of grant. With respect to any incentive stock option granted to an employee who owns stock possessing more than 10% of the voting rights of our outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value of the shares subject to the option on the date of grant and the option may not be exercisable more than five years after the date of grant. The aggregate fair market value of the common stock (determined at the date of the option grant) for which any employee may be granted incentive stock options under the option plan in any calendar year may not exceed $100,000, plus permissible carry over allowances. The option plan permits the exercise of options either by a cash payment or, with the consent of the Committee, by surrender of shares of common stock, valued at fair market value at the date of surrender, or a combination thereof.

         OPTION GRANTS IN THE FISCAL YEAR ENDING JANUARY 31, 2000

         The following table shows all grants of options to the Named Executive Officers of the Company during the fiscal year ended January 31, 2000. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option term (ten years) if the price of the Company's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table.

All of the options set forth in the table were issued pursuant to the Company's 1999 Stock Option Plan and are immediately exercisable incentive stock options. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.






                                  INDIVIDUAL GRANTS
                       --------------------------------------
                        NUMBER OF    % OF TOTAL                                            POTENTIAL REALIZABLE VALUE AT
                        SECURITIES    OPTIONS                                              ASSUMED ANNUAL RATES OF STOCK
                        UNDERLYING   GRANTED TO   EXERCISE                  GRANT DATE     APPRECIATION FOR OPTION TERM
                         OPTIONS    EMPLOYEES IN    PRICE      EXPIRATION   PRESENT        -----------------------------
NAME                   GRANTED (#)  FISCAL YEAR   ($/SHARE)       DATE      VALUE($)(2)       5%($)              10%($)
-----                  ------------ ------------ -----------   ------------ -----------    ---------           ---------
Peter Beshouri         60,000        27.02%       8.00          11/2/09      366,600         299,520             759,060

Michael Blumberg       24,000        10.81%       8.00          11/2/09      146,640         119,808             303,624

Christopher O'Neil     24,000        10.81%       8.00          11/2/09      146,640         119,808             303,624

Kenneth L. Danielson   24,000        10.81%       8.00          11/2/09      146,640         119,808             303,624



----------
(1) For purpose of the Stock Option Plan, "fair market value" on the date of grant of any option is the closing price of a share of Common Stock on the Business Day immediately proceeding such date.

(2) The present value of each stock option granted in fiscal 2000 under our existing stock option plan was estimated using the Black-Scholes option pricing model assuming an esxpected volatility of 1.31, a risk free interest rate of 5.7%, and expected life of 3 years and no dividends.

                 AGGREGATE OPTION EXERCISES IN 2000 FISCAL YEAR
                     AND 2000 FISCAL YEAR-END OPTION VALUES

         The following table provides information as to options exercised by each of the Named Executive Officers during the fiscal year ended January 31, 2000, and the value of unexercised options held by the Named Executive Officers at the Registrant's fiscal year-end measured in terms of the closing market price of the Registrant's Common Stock on January 31, 2000.



                                                                                                                      VALUE OF
                                                                                                                     UNEXERCISED
                                                                                                                    IN-THE-MONEY
                                                                                          NUMBER OF SECURITIES         OPTIONS
                                                                                         UNDERLYING UNEXERCISED    AT JAN 31, 2000
                                                                                        OPTIONS AT JAN 31, 2000(#)     ($)(1)
                                     SHARES ACQUIRED                                         EXERCISABLE(E)/       EXERCISABLE(E)/
NAME                                 ON EXERCISE (#)           VALUE REALIZED ($)           UNEXERCISABLE(U)       UNEXERCISABLE(U)
----                           --------------------------- --------------------------- --------------------------- ----------------
Peter Beshouri                           0                           0                         165,000(E)          853,800 (E)

Michael Blumberg                         0                           0                         114,000(E)          695,400 (E)

Christopher O'Neil                       0                           0                         155,000(E)        1,004,010 (E)

Kenneth L. Danielson                     0                           0                         164,000(E)        1,072,050 (E)


--------------
(1) The closing market price of the Registrant's Common Stock on the NASDAQ National Market on January 31, 2000 was $9.25.

EMPLOYMENT AGREEMENTS

         During the fiscal year ended January 31, 1999, the seven month transition period ended January 31, 1998 and the 1997 fiscal year, Peter Beshouri and Michael Blumberg each had an employment agreement with the Registrant which provided for an annual base salary for fiscal year 1997 of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The term of each employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period. Effective as of July 1, 1999, these employment agreements were again extended for additional three year terms (until January 31, 2002) on substantially the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year, including, without limitation, that the annual base salary payable to Mr. Beshouri and Mr. Blumberg pursuant to the amended agreements was increased to $400,000 and $320,000, respectively, effective February 1, 1999. Under the latest extensions of the employment agreements, each of Messrs. Beshouri and Blumberg will be entitled to participate in the Registrant's annual incentive bonus plan and long term incentive stock option program. The Registrant is also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

         The employment agreements with Messrs. Beshouri and Blumberg also provide that, in the event of a change in control of the Registrant, each of them can terminate his full-time employment thereunder. A change in control occurs when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them no longer collectively comprise at least a majority of the members of the Board of Directors of the Registrant or if Mr. Beshouri or Blumberg is forced by a merger, consolidation, reorganization or otherwise by operation of law or other form of transaction to sell his shares of voting capital stock in the Registrant or if 50% or more of the consolidated assets, properties and businesses of the Registrant is sold or otherwise transferred to a third-party or if an individual (other than either Messrs. Beshouri and Blumberg) or another company or entity or a group acting in concert becomes the beneficial owner of 25% or more of the outstanding voting capital stock of the Registrant as a result of acquisitions made from other than Messrs. Beshouri and/or Blumberg or the Registrant, assuming such acquisitions from the Registrant were approved by Messrs. Beshouri and Blumberg. In the event such change in control was resisted by either Messrs. Beshouri or Blumberg as evidenced by his failure to approve of such change in control either in his capacity as a director or shareholder of the Registrant, unless (i) he accepts a new employment agreement with the Registrant or any successor or (ii) such change in control was supported by the Board of Directors of the Registrant at a time when Messrs. Beshouri and Blumberg and/or other individuals or designees voted for or approved by them collectively comprise at least a majority of the members of the Board of Directors of the Registrant and he was offered a new contract at least as favorable as his current employment agreement, he would be entitled to his compensation (both annual salary and any bonus) and the other benefits provided for in his employment agreement for the greater of three years or the remaining term of his employment agreement.

         Effective February 1, 1999, the Registrant entered into employment agreements with each of Christopher O'Neil, the Registrant's Executive Vice President and Chief Operating Officer, and Kenneth L. Danielson, the Registrant's Chief Financial and Accounting Officer and Treasurer. The term of each agreement is for a three year period ended January 31, 2002. The agreements provide for an annual salary of $184,000, participation in the annual incentive bonus plan, long term incentive stock option plan and certain fringe benefits. The agreements provide that if a change in control (as defined) occurs, each of Messrs. O'Neil and Danielson are entitled to receive a lump sum severance payment equal to twice his salary and bonus for the last fiscal year. This severance payment is not owed if the employee is either terminated for cause
(as defined) or is no longer employed with the Registrant on the closing date or effective date of the change in control, whichever is later.

SEVERANCE AGREEMENTS

         In May 1997, the Registrant entered into severance agreements with certain non-executive officer employees of the Registrant. In March 1998, these agreements were extended for a one year period and two additional non-executive officer employees were added. Effective February 1, 1999, these agreements were extended for an additional one year period. The Registrant is currently preparing documentation to extend the terms of these agreements for an additional period. The agreements provide that if a change in control occurs, the employee is entitled to receive a lump sum severance payment equal to up to one half of the employee's gross wages from the 12 months immediately preceding the month in which the change in control occurs. This severance payment is not owed if the employee is:

     - terminated for cause or is no longer employed with us on the closing date or effective date of the change in control, whichever is later; or

     - the employee is offered on or prior to the change in control to continue as an employee of ours or our successor in substantially the same position then held and the employee receives a written agreement from us or our successor to the effect that, in the event that the employee is terminated without cause within one year after the change in control date, he shall be paid the severance payment in one lump sum on the date of termination.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Because during the fiscal years ended January 31, 1999 and 2000, the transition period ended January 31, 1998 and the fiscal year ended June 30, 1997 the Registrant did not have a compensation committee of its Board of Directors (or Board committee performing equivalent functions), Peter Beshouri and Michael Blumberg, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the authorization of the renewals of the employment agreements of Messrs. Beshouri and Blumberg discussed in "Employment Agreements" above. Furthermore, Messrs. Sturgis (a former director), McEwen(a former Director) and Leeds, in their capacities as members of the Registrant's Board of Directors, participated in deliberations of the Board concerning the granting by the Registrant of warrants to purchase 5,000 shares of Common Stock to each of them on the terms as discussed in "Directors Compensation" above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock, as of May 2, 2000, by (i) each person who is known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock; (ii) each of the Registrant's directors who own shares of the Registrant's Common Stock; (iii) the Registrant's CEO and its executive officers other than the CEO who were serving as executive officers at the end of the fiscal year ended January 31, 2000; and (iv) all directors and executive officers of the Registrant as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                  NAME AND ADDRESS                                   SHARES BENEFICIALLY OWNED
                         OF                                       ---------------------------------
                  BENEFICIAL OWNER                                NUMBER                 PERCENTAGE
                  ----------------                                ------                 ----------
         Peter Beshouri (1)                                    516,087.9 (2)(3)(4)     13.1% (2)(3)(4)
         Michael Blumberg(1)                                   460,938.0 (2)(3)(4)     11.9% (2)(3)(4)
         FMR Corp. (5)(6)                                      228,500.0 (6)            6.1% (6)
         Dimensional Fund Advisors
          Inc. (5)(7)                                          223,647.0 (7)            6.0% (7)
         Kenneth L. Danielson (1)                              221,001.2 (3)(4)         5.6% (3)(4)
         Joseph Piccirilli (1)                                 210,467.5 (2)            5.5% (2)
         Christopher O'Neil (1)                                161,390.8 (3)(4)         4.1% (3)(4)
         Gregory Sturgis (1)                                   155,467.5 (2)(4)         4.1% (2)(4)
         William F. Hagerty, IV (8)(9)                          43,100.0 (4)              *  (4)
         G. Kay Griffith (10)                                   41,000.0 (4)              *  (4)
         Herbert A. Leeds (11)                                   5,000.0 (4)              *  (4)
         All directors and executive officers
          as a group (seven persons including
          certain of those listed above) (2)(3)(4)           1,447,517.9               33.2%

         --------------------------
*    Represents less than 1% of class

(1) The address of each such person is care of the Registrant, 1901 Tigertail Boulevard, Dania Beach, Florida 33004. Messrs. Beshouri, Blumberg and Sturgis together with Mr. Piccirilli, a former officer and director of the Registrant, are collectively hereinafter referred to as the "Principal Shareholders."

(2)  See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(3) Includes such person's or members of a group's vested interest (if any) in shares of Common Stock of the Registrant resulting from such person's or member's participation in the Registrant's ESOP based upon the latest available annual report of the ESOP for the fiscal year ended January 31, 1999. Based on such annual report, Mr. Beshouri had 620.448 vested shares, Mr. Blumberg had 620.452 vested shares, Mr. Danielson had 1.205 vested shares and Mr. O'Neil had 390.811 vested shares, and all current directors and executive officers as a group had 1,632.916 vested shares.

(4) Includes (as applicable) immediately exercisable stock options held by: (i) Mr. Beshouri for 30,000 shares of Common Stock at an exercise price of $1.69 per share, 75,000 shares at an exercise price of $1.89 per share and for 60,000 shares at an exercise price of $8.00 per share; (ii) Mr. Blumberg for 15,000 shares of Common Stock at an exercise price of $1.69 per share, 75,000 shares at an exercise price of $1.89 per share and for 24,000 shares at an exercise price of $8.00 per share; (iii) Mr. Danielson for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share for 35,000 shares at an exercise price of $1.69 per share, for 75,000 shares at an exercise price of $1.89 per share and for 24,000 shares at an exercise price of $8.00 per share; (iv) Mr. O'Neil for 15,000 shares of Common Stock at an exercise price of $1.77 per share, for 15,000 shares at an exercise price of $1.70 per share, for 26,000 shares at an exercise price of $1.69 per share, for 75,000 shares at an exercise price of $1.89 per share and for 24,000 shares at an exercise price of $8.00 per share and (v) Ms. Griffith for 40,000 shares of Common Stock at an exercise price of $1.89 per share. Includes warrants held by Mr. Leeds for 5,000 shares of Common Stock at an exercise price of $1.89 per share. See "ITEM 11 EXECUTIVE COMPENSATION. - Executive Compensation Tables" and " Directors Compensation."

(5) The information set forth herein with respect to each such person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by such person(s) with respect to the calendar year ended December 31, 1999 and, accordingly, may not reflect their respective holdings as of the date of this report.

(6) FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, through the ownership of its wholly-owned subsidiaries, Fidelity Management & Research Company ("FMRC") and Fidelity Management Trust Company ("FMTC"), is deemed to be the beneficial owner of 228,500 shares of Common Stock. FMRC, a registered investment advisor, is deemed to be the beneficial owner of 220,000 shares of Common Stock. FMR Corp. has sole dispositive power as to these 220,000 shares as a result of acting as an investment advisor to various registered investment companies. FMTC, a bank as defined in Section 3(a)(6) of the Securities Exchange Act, is deemed to be the owner of 8,000 shares of Common Stock, as a result of serving as an investment manager of various institutional accounts. FMR Corp. also has sole dispositive power as to these 8,000 shares. In addition, Edward C. Johnson 3rd, the Chairman of FMR Corp. and who together with various Johnson family members and trusts for the benefit of Johnson family members form a control group with respect to FMR Corp., indirectly would also be deemed the beneficial owner of such 228,500 shares by reasoning of having sole dispositive power over such shares. Fidelity Low-Priced Stock Fund, one of the registered investment companies as to which FMRC acts as an investment advisor and located at the same address as FMR Corp., may also be deemed a beneficial owner of 220,500 of these 228,500 shares as a result of its right to receive or the power to direct the receipt of dividends on, or proceeds from the sale of, these 228,500 shares.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, is deemed to have beneficial ownership of 223,647 shares of Common Stock, with respect to which shares it has sole voting power and sole dispositive power. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are referred to as the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Registrant that are owned by the Portfolios. All of these 223,647 shares are owned by the Portfolios, and Dimensional disclaims beneficial ownership of all these shares.

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

(9) The address of William F. Hagerty, IV is 44873 Falcon Place, Suite 174, Sterling, Virginia 20166.

(10) The address of G. Kay Griffith is 1902 East Lake View Avenue, Pensacola, Florida 32503.

(11) The address of Herbert A. Leeds is 1110 Brickell Avenue, Suite 508, Miami, Florida 33131.


RIGHT OF FIRST REFUSAL AND VOTING TRUST AGREEMENT

         On June 30, 1986, the Principal Shareholders entered into a right of first refusal and voting trust agreement. The voting trust arrangement under such agreement expired on June 30, 1996, while the right of first refusal arrangement continues. Pursuant to such agreement, each Principal Shareholder, for himself and on behalf of his heirs, beneficiaries, legal representatives and permitted assigns, has agreed not to sell, transfer, assign, pledge, encumber or otherwise dispose of any of his shares of Common Stock except (a) by will or the laws of intestate succession, (b) to a trust in which such Principal Shareholder or his immediate family are the sole beneficiaries, (c) with the written consent of all of the other Principal Shareholders or (d) pursuant to the right of first refusal granted to the other Principal Shareholders. Under such right of first refusal, in the event a Principal Shareholder or his heirs, beneficiaries, legal representatives or permitted assigns desires to sell any shares of Common Stock pursuant to a bona fide offer or otherwise, such other Principal Shareholders shall have the right and option to purchase such shares at a price equal to the bona fide offer price per share (if any) or the average of the closing bid and ask prices on the NASDAQ National Market for the Common Stock over the four full weeks preceding the date the notice of intent to sell is given.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2000.

                                           Sound Advice, Inc.

                                           By:/s/ PETER BESHOURI
                                              ---------------------------------
                                                  Peter Beshouri, Chairman of
                                                  the Board, President and
                                                  Chief Executive Officer