Form 10-Q
period 2000-04-30
SOUND ADVICE INC
filed 2000-06-13
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended APRIL 30, 2000, or

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

Common Stock, par value $.01 Per share - 3,773,894 shares outstanding as of June 8, 2000.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         April 30, 2000 and January 31, 2000                                       3

         Condensed Consolidated Statements of Income (Unaudited)
         for the Three Months Ended April 30, 2000 and 1999                        4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended April 30, 2000 and 1999                        5

         Notes to Condensed Consolidated Financial Statements                    6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          9-11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                        13

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       APRIL 30, 2000 AND JANUARY 31, 2000


                                                 APRIL 30, 2000         JANUARY 31, 2000
                                                 --------------         ----------------
ASSETS

CURRENT ASSETS:
  Cash                                             $    160,130        $    564,898
  Receivables:
    Vendors                                           3,994,024           3,979,027
    Trade                                             1,033,082           1,024,652
    Employees                                           465,438             431,775
                                                   ------------        ------------
                                                      5,492,544           5,435,454
  Less allowance for doubtful accounts                 (539,400)           (508,640)
                                                   ------------        ------------
                                                      4,953,144           4,926,814

  Inventories                                        35,579,692          35,459,724
  Prepaid and other current assets                      200,320             830,407
  Deferred tax assets, current                        1,599,578           1,599,578
                                                   ------------        ------------
         Total current assets                        42,492,864          43,381,421

Property and equipment, net                          15,043,670          15,024,047

Deferred tax assets, net                              1,915,130           1,915,130

Other assets                                            428,235             435,389

Goodwill, net                                           167,935             176,472
                                                   ------------        ------------
                                                   $ 60,047,834        $ 60,932,459
                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under revolving credit facility       $ 10,626,214        $  7,309,531
  Cash overdraft                                             --           1,662,351
  Accounts payable                                    7,527,062           9,884,337
  Income tax payable                                  1,213,041             781,041
  Accrued liabilities                                 7,936,551           9,096,046
  Current maturities of long-term debt                1,513,828           1,516,834
  Deferred tax liabilities                              111,156             111,156
                                                   ------------        ------------
         Total current liabilities                   28,927,852          30,361,296

Long-term debt, excluding current maturities          3,001,208           3,363,424

  Capital lease obligation                            1,090,928             788,444

  Other liabilities and deferred credits              3,659,903           3,727,568
                                                   ------------        ------------
                                                     36,679,891          38,240,732
                                                   ------------        ------------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,766,394 shares at April 30, 2000
  and January 31, 2000                                   37,664              37,664
  Additional paid-in capital                         11,175,205          11,175,205
  Retained earnings                                  12,155,074          11,478,858
                                                   ------------        ------------
         Total shareholders' equity                  23,367,943          22,691,727

Commitments and contingencies
                                                   ------------        ------------
                                                   $ 60,047,834        $ 60,932,459
                                                   ============        ============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                                          2000                 1999
                                                         ------               ------
Net sales                                             $ 42,676,347        $ 38,467,453

Cost of goods sold                                      27,599,426          24,880,260
                                                      ------------        ------------

    Gross profit                                        15,076,921          13,587,193

Selling, general and administrative
     expenses                                           13,561,311          12,626,737
                                                      ------------        ------------

Income from operations                                   1,515,610             960,456

Other income (expense):

    Interest expense                                      (409,884)           (349,542)
    Other, net                                               2,490               9,415
                                                      ------------        ------------

Income before income taxes                               1,108,216             620,329

Income taxes                                               432,000                  --
                                                      ------------        ------------

    Net income                                        $    676,216        $    620,329
                                                      ============        ============

Common and common equivalent per share amounts:

   Basic net income per share                         $       0.18        $       0.17
                                                      ============        ============

   Diluted net income per share                       $       0.16        $       0.15
                                                      ============        ============

Weighted average number of shares
  outstanding - basic                                    3,766,394           3,733,894
                                                      ============        ============

Weighted average number of shares
  outstanding - diluted                                  4,320,960           4,057,594
                                                      ============        ============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                                               2000               1999
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    676,216        $    620,329
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                           865,176             871,833
      Gain on disposition of assets                                --              (6,986)
      Deferred income taxes, net                                   --            (245,000)
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                         (26,330)            304,370
          Inventories                                        (119,968)           (733,169)
          Prepaid and other current assets                    630,087              (1,926)
          Other assets                                         (1,846)             (2,384)
      Increase (decrease) in:
          Accounts payable                                 (2,357,275)         (3,193,691)
          Income tax payable                                  432,000                  --
          Accrued liabilities                              (1,159,495)         (1,087,412)
          Other liabilities & deferred credits                (67,665)            (11,940)
                                                         ------------        ------------
 NET CASH USED IN OPERATING ACTIVITIES                     (1,129,100)         (3,485,976)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (555,616)           (351,087)
    Proceeds from disposition of assets                            --              12,000
                                                         ------------        ------------
 NET CASH USED IN INVESTING ACTIVITIES                       (555,616)           (339,087)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving credit facility                36,819,196          46,625,700
    Repayments on revolving credit facility               (33,502,513)        (44,056,108)
    Net repayments of long-term debt                         (365,222)            (46,168)
    Decrease in cash overdraft                             (1,662,351)                 --
    Reduction in capital lease obligation                      (9,162)             (2,028)
                                                         ------------        ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,279,948           2,521,396
                                                         ------------        ------------

    Decrease in cash                                         (404,768)         (1,303,667)
    Cash, beginning of period                                 564,898           1,384,051
                                                         ------------        ------------
CASH, END OF PERIOD                                      $    160,130        $     80,384
                                                         ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                        $    369,827        $    264,289
                                                         ============        ============
    Income taxes paid                                    $         --        $    550,000
                                                         ============        ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at April 30, 2000 and January 31, 2000 and the statements of income for the three month periods ended April 30, 2000 and 1999 and statements of cash flows for the three month periods ended April 30, 2000 and 1999. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended January 31, 2000.

2.       EARNINGS PER SHARE

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

                                                                THREE MONTHS ENDED
                                                                     APRIL 30,
                                                            ---------------------------
                                                                2000           1999
                                                            -----------     -----------
Basic:

                  Weighted average common shares
                  outstanding                                 3,766,394     3,733,894
                                                              =========     =========
Diluted:
                  Weighted average common shares
                  outstanding                                 3,766,394     3,733,894
                  Dilutive effect of options and warrants       554,566       323,700
                                                              ---------     ---------
Total                                                         4,320,960     4,057,594
                                                              =========     =========


3.       SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended April 30, 2000 and 1999 are as follows:

                        TRAILING FOUR QUARTERS ENDED APRIL 30,
                                (Dollars in Thousands)

QUARTERLY SALES                             2000                    1999
---------------                      --------------------      --------------------
                                      AMOUNT         %         AMOUNT           %
                                     -------        -----      -------         ----
First  Quarter
  (February - April)              $ 42,676          23.5%     $ 38,468          24.4%

Fourth  Quarter
  (November - January)              58,934          32.5        52,218          33.2

Third Quarter
  (August - October)                39,263          21.6        33,795          21.5

Second  Quarter
  (May - July)                      40,684          22.4        32,959          20.9
                                  --------          ----      --------          ----
SALES FOR TRAILING TWELVE
MONTHS ENDED APRIL 30,
2000 AND 1999, RESPECTIVELY       $181,557          100%      $157,440           100%
                                  ========          ====      ========          ====





4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                       APRIL 30, 2000         JANUARY 31, 2000
                                       --------------         ----------------

Building                              $    684,990             $    684,990
Furniture and equipment                 10,277,882               10,071,333
Leasehold improvements                  20,318,717               19,859,021
Display fixtures                         7,847,372                7,654,874
Vehicles                                   894,195                  884,195
                                      ------------             ------------
         Total                          40,023,156               39,154,413
Less accumulated depreciation          (24,979,486)             (24,130,366)
                                      ------------             ------------
Property and equipment, net           $ 15,043,670             $ 15,024,047
                                      ============             ============

5.       PROVISION FOR INCOME TAXES

                  In the three months ended April 30, 2000, the Company recorded a provision for income taxes of $432,000 at an effective interest rate of 39%. In the quarter ended April 30, 1999, the Company reduced the valuation reserve on deferred tax assets by $245,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the quarter ended April 30, 2000 were $42,676,000, an increase of $4,209,000, or 11%, over the prior year. The increase in sales was primarily attributable to an increase in same store sales, the relocation of a Sound Advice store in November 1999 and the inclusion of results from two Bang & Olufsen stores that we opened in June 1999 and February 2000. Sales increased in each of the major sales categories of audio, video and mobile electronics. Comparable store net sales increased 11% in the quarter ended April 30, 2000 over the prior year.

         Cost of goods sold includes the cost of merchandise net of vendor rebates and discounts and allowances for product shrinkage and obsolescence. Gross profit was $15,077,000, an increase of $1,490,000, or 11%, in the quarter ended April 30, 2000 compared to the prior year. The increase in gross profit was directly related to increased sales of projection televisions, home theater systems, and custom installation services. The gross margin was 35.3% in each of the quarters ended April 30, 2000 and 1999.

         Selling, general and administrative expenses, referred to as SG&A expense, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities, and depreciation. SG&A expenses for the quarter ended April 30, 2000 were $13,561,000, an increase of $935,000, or 7%, over the prior year. The reason for the increase in SG&A expenses was due to increased sales commissions, which are based on the gross margin of products and services, increased salaries, net of a reduction in advertising. SG&A expense as a percentage of net sales decreased to 32% in the quarter ended April 30, 2000 from 33% in the prior year. The decrease was partially attributable to a lower rate of growth in SG&A expense due to the amount of fixed expenses during a period of increased sales from existing and new stores.

         Income from operations in the quarter ended April 30, 2000 was $1,516,000, an increase of $555,000, or 58%, over the prior year. Income from operations as a percentage of net sales increased to 3.6% in the quarter ended April 30, 2000 from 2.5% in the prior year.

         Interest expense for the quarter ended April 30, 2000 was $410,000, an increase of $60,000 from the prior year. The increase in interest expense resulted primarily from an increase in the effective interest rate.

         The Company recorded income taxes of $432,000, at an effective tax rate of 39%, for the quarter ended April 30, 2000. In the quarter ended April 30, 1999, the Company recorded a $245,000 reduction in the valuation reserve on deferred tax assets.

         Net Income for the quarter ended April 30, 2000 was $676,000 or $.18 per share (basic) and $.16 per share (diluted), compared to net income of $620,000 or $.17 per share (basic) and $.15 per share (diluted) for the same quarter in the previous fiscal year.

FINANCIAL CONDITION

         Historically, our primary sources of capital for working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, as well as working capital to support our inventory requirements and SG&A expenses.

         Net cash used in operating activities was $1,129,000 for the quarter ended April 30, 2000 primarily due to decreases in the Company's accounts payable and accrued liabilities and the increase in the Company's prepaid and other current assets since January 31, 2000. The Company had working capital of approximately $13,565,000 at April 30, 2000, compared to the $13,020,000 at January 31, 2000, representing an overall increase of $545,000. The major item contributing to the reduction in current assets of $889,000 during the three month period was the $405,000 reduction in cash. There was a corresponding decrease of $1,433,000 in current liabilities. The net decrease in current liabilities resulted primarily from the decreases in the Company's accounts payable and accrued liabilities of $2,357,000 and $1,159,000, respectively, which was partially offset by an increase in borrowings under the revolving credit facility of $3,317,000.

         The Company's $25 million revolving credit facility expires on July 31, 2001. At April 30, 2000 there was $10,626,000 outstanding under the facility. Interest is based on prime plus 1% and allows for LIBOR pricing options of one, two, three, or six month periods at 2.25% over the corresponding LIBOR rate for the respective period. In December, 1999 we entered into a three year $5 million term loan agreement payable in monthly installments at an effective interest rate of 9.96%. At April 30, 2000 there was $4,515,000 outstanding under the term loan agreement.

         On May 9, 2000, Sound Advice filed a registration statement with the Securities and Exchange Commission for a public offering of 1,800,000 primary shares and 350,000 shares to be sold by certain selling shareholders.

         The consummation of the public offering is dependent on market conditions and various contingencies. If the offering is consummated, we may use portions of the net proceeds from the offering to pay a portion of the outstanding balances under the revolving line of credit and term loan agreement. If we do so, we will be subject to prepayment penalties that are not material.

         The Company believes that funds generated by operations combined with borrowings available under the revolving credit facility and vendor credit programs will be sufficient to satisfy its projected operating cash requirements and store expansion and relocation plans during fiscal 2001. However, in order to continue store expansion and upgrades beyond 2001 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing, such as the public offering.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Company's current expectations, beliefs, estimates or intentions concerning the Company's future performance and operating results, its products, services, markets and industry, and/or future events relating to or effecting the Company and its business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of the Company's business and marketing strategies, the product mix sold by the Company, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by the Company, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of the Company's business and the other risks and factors detailed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

                                            SOUND ADVICE, INC.
                                           -----------------------------------
                                           (Registrant)


Date JUNE 12, 2000                         /s/ PETER BESHOURI
     ----------------------                -----------------------------------
                                           Peter Beshouri, Chairman of the
                                           Board, President and Chief
                                           Executive Officer


Date JUNE 12, 2000                         /s/ KENNETH L. DANIELSON
     ----------------------                -----------------------------------
                                           Kenneth L. Danielson, Chief
                                           Financial and Accounting
                                           Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR QUARTER ENDED
                                 APRIL 30, 2000

                             COMMISSION FILE NUMBER
                                     0-15194

              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
--------          ------------
27.               Financial Data Schedule (filed herewith).