Form 10-Q
period 2000-07-31
SOUND ADVICE INC
filed 2000-09-13
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                           59-1520531
-------------------------------                           -----------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no)

          1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA          33004
          ----------------------------------------------          -----
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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,787,394 SHARES OUTSTANDING AS OF SEPTEMBER 7, 2000.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements.

                  Condensed Consolidated Balance Sheets (Unaudited)
                  July 31, 2000 and January 31, 2000                                             3

                  Condensed Consolidated Statements of Income (Unaudited)
                  for the Three and Six Months Ended July 31, 2000 and 1999                      4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Six Months Ended July 31, 2000 and 1999                                5

                  Notes to Condensed Consolidated Financial Statements                           6-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                                 9-12

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                       14


                       SOUND ADVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       JULY 31, 2000 AND JANUARY 31, 2000

                                                  July 31, 2000              January 31, 2000
                                                  -------------              ----------------
ASSETS
Current Assets:
  Cash                                               $ 296,640                   $ 564,898
  Receivables:
    Vendors                                          4,238,462                   3,979,027
    Trade                                            1,000,087                   1,024,652
    Employees                                          498,770                     431,775
                                                  ------------               -------------
                                                     5,737,319                   5,435,454
  Less allowance for doubtful accounts                (509,600)                   (508,640)
                                                  ------------               -------------
                                                     5,227,719                   4,926,814
  Inventories                                       33,029,179                  35,459,724
  Prepaid income taxes                                 514,664                          --
  Prepaid and other current assets                     496,236                     830,407
  Deferred tax assets, current                       1,599,578                   1,599,578
                                                  ------------               -------------
         Total current assets                       41,164,016                  43,381,421
Property and equipment, net                         15,434,783                  15,024,047
Deferred tax assets, net                             1,915,130                   1,915,130
Other assets                                           418,618                     435,389
Goodwill, net                                          159,399                     176,472
                                                  ------------               -------------
                                                  $ 59,091,946                $ 60,932,459
                                                  ============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                     $ 966,795                 $ 1,662,351
  Borrowings under revolving credit facility         9,775,835                   7,309,531
  Current maturities of long-term debt               1,510,746                   1,516,834
  Accounts payable                                   6,162,716                   9,884,337
  Income tax payable                                        --                     781,041
  Accrued liabilities                                8,719,706                   9,096,046
  Deferred tax liabilities                             111,156                     111,156
                                                  ------------               -------------
         Total current liabilities                  27,246,954                  30,361,296

Long-term debt, excluding current maturities         2,629,898                   3,363,424
  Capital lease obligation                           1,493,306                     788,444
  Other liabilities and deferred credits             3,594,492                   3,727,568
                                                  ------------               -------------
                                                    34,964,650                  38,240,732
                                                  ------------               -------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,787,394 shares at July 31, 2000
  and 3,766,394 at January 31, 2000                     37,874                      37,664
  Additional paid-in capital                        11,245,665                  11,175,205
  Retained earnings                                 12,843,757                  11,478,858
                                                  ------------               -------------
         Total shareholders' equity                 24,127,296                  22,691,727

Commitments and contingencies
                                                  ------------               -------------
                                                  $ 59,091,946                $ 60,932,459
                                                  ============               =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                       Three Months Ended July 31,     Six  Months Ended July 31,
                                       ---------------------------     --------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
Net sales                             $ 41,814,570    $ 40,683,949    $ 84,490,917    $ 79,151,402

Cost of goods sold                      26,908,778      26,718,606      54,508,204      51,598,866
                                      ------------    ------------    ------------    ------------

    Gross profit                        14,905,792      13,965,344      29,982,713      27,552,536

Selling, general and administrative
     expenses                           13,319,572      12,737,834      26,880,883      25,364,571
                                      ------------    ------------    ------------    ------------

Income from operations                   1,586,220       1,227,509       3,101,830       2,187,965

Other income (expense):
    Interest expense                      (492,069)       (356,886)       (901,953)       (706,428)
    Other, net                              35,532          10,934          38,022          20,349
                                      ------------    ------------    ------------    ------------

Income before income taxes               1,129,683         881,557       2,237,899       1,501,886

Income taxes                               441,000              --         873,000              --
                                      ------------    ------------    ------------    ------------

    Net income                        $    688,683    $    881,557    $  1,364,899    $  1,501,886
                                      ============    ============    ============    ============

Common and common equivalent per
share amounts:
   Basic net income per share         $       0.18    $       0.24    $       0.36    $       0.40
                                      ============    ============    ============    ============

   Diluted net income per share       $       0.16    $       0.21    $       0.32    $       0.36
                                      ============    ============    ============    ============

Weighted average number of shares
  outstanding - basic                    3,776,443       3,735,048       3,771,474       3,734,477
                                      ============    ============    ============    ============

Weighted average number of shares
  outstanding - diluted                  4,305,894       4,168,251       4,315,514       4,120,600
                                      ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                                             2000            1999
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  1,364,899    $  1,501,886
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                         1,785,788       1,745,276
      Gain on disposition of assets                           (33,000)        (15,474)
      Deferred income taxes, net                                   --        (585,500)
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                        (300,905)      1,504,866
          Inventories                                       2,430,545       1,776,266
          Prepaid income taxes                               (514,664)             --
          Prepaid and other current assets                    334,171         (29,809)
          Other assets                                         (1,229)         (2,724)
      Increase (decrease) in:
          Accounts payable                                 (3,721,621)     (3,304,861)
          Income tax payable                                 (781,041)             --
          Accrued liabilities                                (376,340)       (207,848)
          Other liabilities & deferred credits               (133,076)        (87,965)
                                                         ------------    ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                     53,527       2,294,113
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (1,398,816)     (1,066,217)
    Proceeds from disposition of assets                        33,000         821,687
    Acquisition of store facility                                  --        (301,938)
                                                         ------------    ------------
 NET CASH USED IN INVESTING ACTIVITIES                     (1,365,816)       (546,468)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving credit facility                99,602,366      73,291,662
    Repayments on revolving credit facility               (97,136,062)    (74,743,642)
    Principal payments on long-term debt                     (739,614)       (467,483)
    Decrease in cash overdraft                               (695,556)             --
    Principal payments under capital lease obligations        (57,773)         (4,155)
    Proceeds from exercise of stock options                    70,670           9,150
                                                         ------------    ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,044,031      (1,914,468)
                                                         ============    ============

    Decrease in cash                                         (268,258)       (166,823)
    Cash, beginning of period                                 564,898       1,384,051
                                                         ------------    ------------

CASH, END OF PERIOD                                      $    296,640    $  1,217,228
                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest Paid                                        $    830,927    $    621,079
                                                         ============    ============

    Income taxes paid                                    $  2,168,705    $    780,000
                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF STORE ACQUISITION:
   Total purchase price                                            --    $    301,938
   Less:
      Fixed asset valuation                                        --        (148,640)
      Inventory valuation                                          --         (71,519)
                                                         ------------    ------------
   Amount included in goodwill                                     --    $     81,779
                                                         ============    ============


SUPPLEMENTAL DISCLOSURE OF LEASES:
During the six months ended July 31, 2000, we incurred capital lease obligations of $450,989 in connection with lease agreements to acquire equipment.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at July 31, 2000 and January 31, 2000 and the statements of income for the three and six month periods ended July 31, 2000 and 1999 and statements of cash flows for the six month periods ended July 31, 2000 and 1999. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the period ended January 31, 2000.

(2)      EARNINGS PER SHARE

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

                                                              Three Months Ended      Six Months Ended
                                                                    July 31,               July 31,
                                                            ---------------------   ---------------------
                                                               2000        1999        2000        1999
                                                            ---------   ---------   ---------   ---------
Basic:
                  Weighted average common shares
                    outstanding                             3,776,443   3,735,048   3,771,474   3,734,477
                                                            =========   =========   =========   =========
Diluted:
                  Weighted average common shares
                    outstanding                             3,776,443   3,735,048   3,771,474   3,734,477
                  Dilutive effect of options and warrants     529,451     433,203     544,040     386,123
                                                            ---------   ---------   ---------   ---------

Total                                                       4,305,894   4,168,251   4,315,514   4,120,600
                                                            =========   =========   =========   =========

(3)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended July 31, 2000 and 1999 are as follows:

                      Trailing Four Quarters Ended July 31,
                             (Dollars in Thousands)

QUARTERLY SALES
                                            2000               1999
                                     ----------------    ----------------
                                      Amount      %       Amount      %
                                     --------   -----    --------   -----

Second  Quarter                      $ 41,815    22.9%   $ 40,684    24.6%
  (May - July)

First  Quarter                         42,676    23.4      38,468    23.3
  (February - April)

Fourth Quarter                         58,934    32.2      52,218    31.6
  (November - January)

Third  Quarter                         39,263    21.5      33,795    20.5
  (August  - October)

                                     --------   -----    --------   -----

SALES FOR TRAILING TWELVE            $182,688     100%   $165,165     100%
MONTHS ENDED JULY 31,                ========   =====    ========   =====
2000 AND 1999, RESPECTIVELY

(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                July 31, 2000   January 31, 2000
                                -------------   -----------------

Building                        $    684,990      $    684,990
Furniture and equipment           11,216,783        10,071,333
Leasehold improvements            20,876,181        19,859,021
Display fixtures                   7,643,566         7,654,874
Vehicles                             776,160           884,195
                                ------------      ------------
         Total                    41,197,680        39,154,413
Less accumulated depreciation    (25,762,897)      (24,130,366)
                                ------------      ------------
Property and equipment, net     $ 15,434,783      $ 15,024,047
                                ============      ============

(5)      STOCK OPTIONS

         During the quarter ended July 31, 2000, incentive stock options for 4,500 and 5,000 shares of common stock were exercised at $1.77 and $8.00 per share, respectively. Nonqualified stock options for 10,500 and 1,000 shares were exercised at $1.89 and $2.86 per share, respectively.

(6)      PROVISION FOR INCOME TAXES

         In the three and six months ended July 31, 2000, the Company recorded a provision for income taxes of $441,000 and $873,000, respectively, at an effective tax rate of 39%. In the three and six months ended July 31, 1999, the Company reduced the valuation reserve on deferred tax assets by $340,500 and $585,500, respectively.

(7)      COMMON STOCK OFFERING

         The Company has filed a registration statement with the Securities and Exchange Commission for a proposed public offering by it of 1,800,000 shares of common stock and by certain selling shareholders of 350,000 shares of common stock. The Company plans to use the net proceeds of the sale of shares to open new stores, upgrade and relocate some exisiting stores, retire some indebtedness, pursue potential acquisitions and for general corporate purposes.

(8)      PROPOSED ACQUISTION

         The Company has reached an agreement in principle to acquire the assets of Showcase Home Entertainment of the Southwest, LLC., a Scottsdale, Arizona based retailer of consumer electronics and custom design services. Showcase operates two upscale showrooms in Scottsdale and Chandler along with the home entertainment department of The Great Indoors a home design center located in Scottsdale. The agreement in principle is subject to a number of conditions, including completion of due diligence and the execution of a definitive agreement.

(9)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. The Company does not expect SAB 101 to have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The net sales for the quarter ended July 31, 2000 increased $1,131,000 or 2.8% to $41,815,000 compared to $40,684,000 in the corresponding period in the prior fiscal year. The increase in sales resulted primarily from the relocation and expansion of a Sound Advice store in November 1999 and addition of one Bang & Olufsen store in February 2000 as compared to the 1999 quarter. The core category of video was primarily reponsible for the sales increase. The largest sales increases were in projection televisions, audio speakers, mobile multimedia and custom installations. Comparable store net sales decreased 0.4% in the quarter ended July 31, 2000 over the corresponding quarter in the prior year, which included our 25th anniversary sale. The comparable store sales were adjusted to exclude the new Bang & Olufsen store opened in February 2000. Our operations, similar to those of other retailers, are subject to seasonal influences. Historically, we have realized greater sales and profits during the holiday selling season.

         Net sales for the six months ended July 31, 2000 increased by $5,340,000 or 6.7% to $84,491,000 over the corresponding period in the prior fiscal year. As stated above, the increase in net sales for the six month period resulted from the relocation of a Sound Advice store and the addition of one Bang & Olufsen store compared to the prior year. Overall sales increased in the core categories of audio, video, mobile products and furniture. For the six months, the largest sales increases were in projection televisions, audio speakers, and custom installations. Comparable store net sales as adjusted for the new store increased 6.0% in the six months ended July 31, 2000 compared to the corresponding six month period in the prior fiscal year.

         Cost of goods sold includes the cost of merchandise net of vendor rebates and discounts and allowances for product shrinkage and obsolescence. Gross profit was $14,906,000, an increase of $940,000 or 6.7% in the quarter ended July 31, 2000 compared to the corresponding quarter in the prior fiscal year. The increase in gross profit was directly related to the increased sales of projection televisions, home theater systems, and custom installation services. The gross profit margin was 35.6% in the quarter ended July 31, 2000 as compared to 34.3% in the quarter ended July 31, 1999.

         Gross profit was $29,983,000, an increase of $2,430,000 or 8.8% in the six months ended July 31, 2000 compared to the corresponding period in the prior year. As stated above, the increase in gross profit was directly related to the increase in total sales. The gross profit margin was 35.5% in the six months ended July 31, 2000 as compared to 34.8% in the six months ended July 31, 1999.

         Selling, general and administrative expenses, referred to as SG&A expense, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities, and depreciation. SG&A expense was $13,320,000, an increase of $582,000 or 4.6% in the quarter ended July 31, 2000 over the corresponding period in the prior year. SG&A expense was $26,881,000, an increase of $1,516,000 or 6.0% in the six months ended July 31, 2000 over the corresponding period in the prior year. The increase in both periods was primarily a result of sales commissions on increased gross profit and costs associated with the new stores. SG&A as a percentage of net sales increased to 31.9% in the quarter and decreased to 31.8% in the six months ended July 31, 2000 from 31.3% in the quarter and 32.0% in the six month period of the previous fiscal year.

         Income from operations in the quarter ended July 31, 2000 was $1,586,000, an increase of $359,000, or 29.2%, over the prior year. Income from operations as a percentage of net sales increased to 3.8% in the quarter ended July 31, 2000 from 3.0% in the same quarter of the prior year.

         Income from operations in the six months ended July 31, 2000 was $3,102,000, an increase of $914,000, or 41.8%, over the same period in the prior year. Income from operations as a percentage of net sales increased to 3.7% in the six months ended July 31, 2000 from 2.8% in the same period in the prior year.

         Interest expense increased by $135,000 and $196,000, respectively, for the quarter and six months ended July 31, 2000 from the corresponding periods in the prior fiscal year. The increases were primarily attributable to an increase in the effective interest rate as compared to the comparable periods in the prior fiscal year.

         Income taxes of $441,000 for the quarter and $873,000 for the six months ended July 31, 2000 were recorded at an effective tax rate of 39%. The income tax provision in the quarter and six month periods of the prior fiscal year included an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

         Net income for the quarter ended July 31, 2000 was $689,000 or $.18 per share basic and $.16 per share diluted compared to net income of $882,000 or $.24 per share basic and $.21 per share diluted for the same quarter in the previous fiscal year. Net income for the six months ended July 31, 2000 was $1,365,000 or $.36 per share basic and $.32 per share diluted compared to net income of $1,502,000 or $.40 per share basic and $.36 per share diluted in the same period of the prior fiscal year. The decrease in the quarter and six months ended July 31, 2000 was primarily a result of the recognition of a provision for income taxes as compared to a reduction in the valuation allowance for deferred tax assets in the comparable periods of the prior fiscal year.

FINANCIAL CONDITION

         Historically, our primary sources of capital for working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, as well as working capital to support our inventory requirements and SG&A expenses.

         Net cash provided by operating activities was $54,000 for the six months ended July 31, 2000 primarily due to decreases in inventory, accounts payable and accrued liabilities and an increase in prepaid and other current assets since January 31, 2000. Working capital was approximately $13,917,000 at July 31, 2000, as compared to $13,020,000 in working capital at January 31, 2000 for an overall increase of $897,000. The decrease in current assets of $2,217,000 during the six month period was primarily related to the $2,431,000 decrease in inventory and a decrease in prepaid and other current assets of $334,000. The net decrease in current assets was offset by an overall decrease of $3,114,000 in current liabilities. The net decrease in current liabilities resulted primarily from a decrease in accounts payable of $3,722,000.

         Our $25,000,000 revolving credit facility expires on July 31, 2001. At July 31, 2000, there was $9,776,000 outstanding under the facility. Interest is based on prime plus 1% and allows for LIBOR pricing options of one, two, three, or six month periods at 2.00% over the corresponding LIBOR rate for the respective period. In December 1999, we entered into a three year $5,000,000 term loan agreement payable in monthly installments at an effective interest rate of 9.96%. At July 31, 2000, there was $4,141,000 outstanding under the term loan agreement.

         In May 2000, we filed a registration statement with the Securities and Exchange Commission for a public offering of 1,800,000 primary shares and 350,000 shares to be sold by certain selling shareholders. The consummation of the public offering is dependent on market conditions and various contingencies. If the offering is consummated, we may use some of the net proceeds from the offering to pay a portion of the outstanding balances under the revolving line of credit.

         On August 8, 2000, we announced an agreement in principle to acquire the assets of Showcase Home Entertainment of the Southwest, LLC., a Scottsdale, Arizona based retailer of consumer electronics and custom design services. Showcase operates upscale showrooms in Scottsdale and Chandler along with the home entertainment department of The Great Indoors, a home design center located in Scottsdale. The agreement in principle is subject to a number of conditions including completion of due diligence and execution of a definitive agreement.

         We believe that funds generated by operations combined with borrowings available under the revolving credit facility and vendor credit programs will be sufficient to satisfy our projected operating cash requirements and store expansion and relocation plans during fiscal 2001. The purchase price for the proposed acquisition would be paid with a combination of common stock and available borrowings under the existing credit facility. However, in order to continue store expansion and upgrades beyond 2001 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing, such as the public offering.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing our current expectations, beliefs, estimates or intentions concerning our future performance and operating results, our products, services, markets and industry, and/or future events relating to or effecting us and our business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Our actual results or achievements could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of our business and marketing strategies, our product mix, customer demand, availability of existing and new merchandise from, and the establishment and maintenance of, relationships with suppliers, price competition for products and services sold by us, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, our ability to successfully complete an acquisition, our ability to effectively integrate a new operation with our exisiting operations, the profitability of a newly acquired entity, a change in interest rates, exchange rate fluctuations, the seasonality of our business and the other risks and factors detailed in this Form 10-Q and in our other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond our ability to control. In many cases, we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  The following exhibits are filed with this report:

                  Exhibit No.       Description
                  -----------       -----------

                  27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SOUND ADVICE, INC.
                                              (Registrant)

Date SEPTEMBER 13, 2000                       /s/ PETER BESHOURI
     -------------------                      --------------------------------
                                              Peter Beshouri, Chairman of the
                                              Board, President and Chief
                                              Executive Officer

Date SEPTEMBER 13, 2000                       /s/ KENNETH L. DANIELSON
     -------------------                      --------------------------------
                                              Kenneth L. Danielson, Chief
                                              Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit
NO.               DESCRIPTION
-------           -----------

27.               Financial Data Schedule (filed herewith).