Form 10-Q
period 2000-10-31
SOUND ADVICE INC
filed 2000-12-15
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 31, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                           59-1520531
-----------------------------------------                  ------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)

  1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA                 33004
  ---------------------------------------------                ----------
    (Address of principal executive offices)                   (Zip Code)

                                 (954) 922-4434
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,961,245 SHARES OUTSTANDING AS OF DECEMBER 8, 2000.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
                                                                                   ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

                  Condensed Consolidated Balance Sheets (Unaudited)
                   October 31, 2000 and January 31, 2000 ......................       3

                  Condensed Consolidated Statements of Income (Unaudited)
                  for the Three and Nine Months Ended October 31, 2000 and 1999       4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended October 31, 2000 and 1999 .........      5-6

                  Notes to Condensed Consolidated Financial Statements ........      7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................      10-13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................      14

SIGNATURES ....................................................................      15




                       SOUND ADVICE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      OCTOBER 31, 2000 AND JANUARY 31, 2000


                                                                              OCTOBER 31, 2000        JANUARY 31, 2000
                                                                              -----------------       ----------------
ASSETS

CURRENT ASSETS:
  Cash                                                                           $  2,414,450          $    564,898
  Receivables:
    Vendors                                                                         3,371,758             3,979,027
    Trade                                                                           1,805,123             1,024,652
    Employees                                                                         521,514               431,775
                                                                                 ------------          ------------
                                                                                    5,698,395             5,435,454
  Less allowance for doubtful accounts                                               (612,873)             (508,640)
                                                                                 ------------          ------------
                                                                                    5,085,522             4,926,814

  Inventories                                                                      42,104,932            35,459,724
  Prepaid income taxes                                                                591,345                    --
  Prepaid and other current assets                                                    252,651               830,407
  Deferred tax assets, current                                                      1,599,578             1,599,578
                                                                                 ------------          ------------
         Total current assets                                                      52,048,477            43,381,421

Property and equipment, net                                                        17,610,225            15,024,047

Deferred tax assets, net                                                            1,915,130             1,915,130

Other assets                                                                          366,846               435,389

Goodwill, net                                                                       6,741,326               176,472
                                                                                 ------------          ------------
                                                                                 $ 78,682,004          $ 60,932,459
                                                                                 ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                                                 $  2,838,958          $  1,662,351
  Borrowings under revolving credit facility                                       18,528,906             7,309,531
  Current maturities of long-term debt, and capital
    lease obligation                                                                1,653,550             1,516,834
  Accounts payable                                                                 10,196,099             9,884,337
  Income tax payable                                                                       --               781,041
  Accrued liabilities                                                              11,897,746             9,096,046
  Deferred tax liabilities                                                            111,156               111,156
                                                                                 ------------          ------------
         Total current liabilities                                                 45,226,415            30,361,296

Long-term debt, excluding current maturities                                        2,326,972             3,363,424

  Capital lease obligations, excluding current portion                              1,451,720               788,444

  Other liabilities and deferred credits                                            3,624,064             3,727,568
                                                                                 ------------          ------------
                                                                                   52,629,171            38,240,732
                                                                                 ------------          ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 3,961,245 shares at October 31, 2000
  and 3,766,394 at January 31, 2000                                                    39,613                37,664
  Additional paid-in capital                                                       12,560,455            11,175,205
  Retained earnings                                                                13,452,765            11,478,858
                                                                                 ------------          ------------
         Total shareholders' equity                                                26,025,833            22,691,727

Commitments and contingencies
                                                                                 ------------          ------------
                                                                                 $ 78,682,004          $ 60,932,459
                                                                                 ============          ============


                       SOUND ADVICE, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999


                                                       THREE MONTHS ENDED OCTOBER 31,          NINE MONTHS ENDED OCTOBER 31,
                                                     ---------------------------------       ---------------------------------
                                                          2000                1999                2000                1999
                                                     -------------       -------------       -------------       -------------
Net sales                                            $  44,616,484       $  39,263,111       $ 129,107,400       $ 118,414,515

Cost of goods sold                                      28,180,337          25,188,517          82,688,541          76,787,385
                                                     -------------       -------------       -------------       -------------
    Gross profit                                        16,436,147          14,074,594          46,418,859          41,627,130

Selling, general and administrative
     expenses                                           14,396,400          12,808,285          41,277,283          38,172,856
                                                     -------------       -------------       -------------       -------------

Income from operations                                   2,039,747           1,266,309           5,141,576           3,454,274

Other income (expense):
    Interest expense                                      (478,897)           (317,589)         (1,380,849)         (1,024,017)
    Cost of terminated stock offering                     (574,246)                 --            (574,246)                 --
    Other, net                                              10,404              10,299              48,426              30,648
                                                     -------------       -------------       -------------       -------------
Income before income taxes                                 997,008             959,019           3,234,907           2,460,905

Income taxes                                               388,000                  --           1,261,000                  --
                                                     -------------       -------------       -------------       -------------
    Net income                                       $     609,008       $     959,019       $   1,973,907       $   2,460,905
                                                     =============       =============       =============       =============



Common and common equivalent per share amounts:

   Basic net income per share                        $        0.16       $        0.26       $        0.52       $        0.66
                                                     =============       =============       =============       =============

   Diluted net income per share                      $        0.14       $        0.23       $        0.46       $        0.59
                                                     =============       =============       =============       =============

Weighted average number of shares
  outstanding - basic                                    3,816,163           3,752,672           3,786,479           3,740,542
                                                     =============       =============       =============       =============

Weighted average number of shares
  outstanding - diluted                                  4,319,050           4,257,745           4,324,177           4,184,755
                                                     =============       =============       =============       =============

                      SOUND ADVICE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999


                                                               2000                1999
                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   1,973,907           2,460,905
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                             2,741,501           2,605,538
    Gain on disposition of assets                               (33,000)            (22,876)
    Deferred income taxes, net                                       --            (960,000)
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                              20,492             694,286
        Inventories                                          (3,817,909)         (2,221,921)
        Prepaid income taxes                                   (252,650)
        Prepaid and other current assets                        256,944               4,916
        Other assets                                             19,712             (12,514)
      Increase (decrease) in:                                        --
        Accounts payable                                     (2,300,220)         (3,149,717)
        Income tax payable                                     (781,041)                 --
        Accrued liabilities                                   1,111,007           1,000,186
        Other liabilities & deferred credits                   (103,504)           (207,865)
                                                          -------------       -------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                   (1,164,761)            190,938
                                                          -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (3,414,968)         (2,530,868)
  Proceeds from disposition of assets                            33,000             833,137
  Acquisition of stores                                      (4,565,000)           (301,938)
                                                          -------------       -------------
 NET CASH USED IN INVESTING ACTIVITIES                       (7,946,968)         (1,999,669)
                                                          -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility                   158,310,615         134,186,859
  Repayments on revolving credit facility                  (147,091,240)       (135,414,472)
  Principal payments on long-term debt                       (1,408,873)           (467,483)
  Increase in cash overdraft                                  1,176,607           3,317,580
  Principal payments under capital lease obligations            (99,359)             (6,385)
  Proceeds from exercise of stock options                        73,531              51,375
                                                          -------------       -------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,961,281           1,667,474
                                                          -------------       -------------
Increase (decrease) in cash                                   1,849,552            (141,257)
Cash, beginning of period                                       564,898           1,384,051
                                                          -------------       -------------
CASH, END OF PERIOD                                       $   2,414,450       $   1,242,794
                                                          =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                         $   1,005,131       $     913,482
                                                          =============       =============

    Income taxes paid, net of refunds                     $   2,633,705       $   1,580,000
                                                          =============       =============

                      Sound Advice, Inc. and Subsidiaries
                       Condensed Consolidated Statements
                           of Cash Flows (unaudited)
              For the Nine months ended October 31, 2000 and 1999
                                  (Continued)



SUPPLEMENTAL DISCLOSURE OF FAIR VALUE OF ASSETS
  ACQUIRED AND LIABILITIES ASSUMED IN CONNECTION
  WITH ACQUISITION:
      Receivables                                               179,200                  --
      Inventory                                               2,827,299              71,519
      Prepaid expenses and other assets                          17,882                  --
      Fixed assets                                            1,038,731             148,640
      Goodwill                                                6,607,026              81,779
      Other assets                                               20,341                  --
                                                          -------------       -------------
Total assets                                              $  10,690,479       $     301,938
                                                          =============       =============
      Accounts payable                                    $   2,611,982       $          --
      Customer deposits                                       1,216,652                  --
      Accrued expenses                                          474,041                  --
      Notes payable                                             509,137                  --
                                                          -------------       -------------
Total liabilities                                         $   4,811,812       $          --
                                                          =============       =============
Less common stock issued to seller                            1,313,667                  --
                                                          -------------       -------------
Net cash used in acquistion                               $   4,565,000       $     301,938
                                                          =============       =============


                       SOUND ADVICE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at October 31, 2000 and January 31, 2000 and the statements of income for the three and nine month periods ended October 31, 2000 and 1999 and statements of cash flows for the nine month periods ended October 31, 2000 and 1999. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the period ended January 31, 2000.

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

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    OCTOBER 31,                     OCTOBER 31,
                                                               ------------------------      ------------------------
                                                                  2000           1999           2000           1999
                                                               ---------      ---------      ---------      ---------
Basic:
                Weighted average common shares
                  outstanding                                  3,816,163      3,752,672      3,786,479      3,740,542
                                                               =========      =========      =========      =========
Diluted:
                Weighted average common shares
                  outstanding                                  3,816,163      3,752,672      3,786,479      3,740,542
                Dilutive effect of options and warrants          502,887        505,073        537,698        444,213
                                                               ---------      ---------      ---------      ---------
Total                                                          4,319,050      4,257,745      4,324,177      4,184,755
                                                               =========      =========      =========      =========

3.)      SEASONALITY

         Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended October 31, 2000 and 1999 are as follows:

                            TRAILING FOUR QUARTERS ENDED OCTOBER 31,
                                  (Dollars in Thousands)

QUARTERLY SALES

                                         2000                      1999
                                 -------------------       -------------------
                                   AMOUNT        %          AMOUNT          %
                                 --------       ----       --------         --

Third Quarter                    $ 44,616       23.8%      $ 39,263       23.1%
 (August - October)

Second Quarter                     41,815       22.2         40,684       23.8
 (May - July)

First Quarter                      42,676       22.7         38,468       22.5
 (February - April)

Fourth Quarter                     58,934       31.3         52,218       30.6
 (November - January)
                                 --------       ----       --------       ----
SALES FOR TRAILING TWELVE
MONTHS ENDED OCTOBER 31,
2000 AND 1999, RESPECTIVELY      $188,041        100%      $170,633        100%
                                 ========      =====       ========      =====


4.)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                  OCTOBER 31, 2000    JANUARY 31, 2000
                                  ----------------    -----------------

Building                           $    684,990       $    684,990
Furniture and equipment              11,796,241         10,071,333
Leasehold improvements               22,800,094         19,859,021
Display fixtures                      7,956,895          7,654,874
Vehicles                              1,004,526            884,195
                                   ------------       ------------
         Total                       44,242,746         39,154,413
Less accumulated depreciation       (26,632,521)       (24,130,366)
                                   ------------       ------------
Property and equipment, net        $ 17,610,225       $ 15,024,047
                                   ============       ============


5.)       STOCK OPTIONS

         During the quarter ended October 31, 2000, non-qualified stock options for 1,000 shares were exercised at $2.86 per share.

6.)      ACQUISTION

         On October 17, 2000, the Company purchased the assets and assumed certain liabilities of Showcase Home Entertainment of the Southwest, LLC., a Scottsdale, Arizona based retailer of consumer electronics and custom design services. The purchase price for the acquisition was $6.0 million, of which $4.5 million was paid in cash and $1.5 million was paid by issuing 172,851 shares of common stock. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price paid over the fair value of net assets acquired of approximately $6.6 million was recorded as goodwill and will be amortized over 15 years. Under the name Showcase Home Entertainment, the Company operates two upscale showrooms in Scottsdale and Chandler, Arizona, as well as a home theater showroom in the home entertainment department of The Great Indoors home design center located in Scottsdale. The results of operations for Showcase have been included in the consolidated statement of income since the date of the acquisition and are not significant to the quarterly results. Purchase price allocations are preliminary.

7.)      TERMINATION OF COMMON STOCK OFFERING

         In November 2000, the Company terminated its previously announced public stock offering due to the volatility in the financial marketplace. In connection with the termination, the Company expensed $574,000 of costs associated with the offering during the third quarter.

8.)      PROVISION FOR INCOME TAXES

         In the three and nine months ended October 31, 2000, the Company recorded a provision for income taxes of $388,000 and $1,261,000, respectively, at an effective tax rate of 39%. In the three and nine months ended October 31, 1999, the Company reduced the valuation reserve on deferred tax assets by $374,500 and $960,000, respectively.

9.)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Net sales for the quarter ended October 31, 2000 increased $5,353,000 or 14% to $44,616,000 compared to $39,263,000 in the corresponding period in the prior fiscal year. The increase in sales resulted primarily from the increase in same store sales, the relocation and expansion of a Sound Advice store in November 1999 and the addition of one Bang & Olufsen store in February 2000. The core category of video was primarily reponsible for the sales increase. The largest sales increases were in projection televisions, audio speakers and custom installations. Comparable store net sales increased 11% in the quarter ended October 31, 2000 over the corresponding quarter in the prior year. The comparable store sales were adjusted to exclude the new Bang & Olufsen store opened in February 2000. Our operations, similar to those of other retailers, are subject to seasonal influences. Historically, we have realized greater sales and profits during the holiday selling season.

         Net sales for the nine months ended October 31, 2000 increased $10,693,000 or 9% to $129,107,000 compared to $118,414,000 in the corresponding period in the prior fiscal year. As stated above, the increase in net sales for the nine month period resulted from the increase in same store sales, the relocation of a Sound Advice store and the addition of one Bang & Olufsen store compared to the prior year. Overall sales increased in the core categories of audio, video, mobile products and furniture. For the nine months, the largest sales increases were in projection televisions, audio speakers, and custom installations. Comparable store net sales, adjusted for the new store, increased 8% in the nine months ended October 31, 2000 compared to the corresponding nine month period in the prior fiscal year.

         Cost of goods sold includes the cost of merchandise, net of vendor rebates and discounts, allowances for product shrinkage and obsolescence. Gross profit for the quarter ended October 31, 2000 was $16,436,000, an increase of $2,362,000 or 17%, compared to the corresponding quarter in the prior fiscal year. The increase in gross profit was directly related to the increased sales of projection televisions, home theater systems, and custom installation services. The gross profit margin was 36.8% in the quarter ended October 31, 2000 compared to 35.8% in the quarter ended October 31, 1999.

         Gross profit for the nine months ended October 31, 2000 was $46,419,000, an increase of $4,792,000 or 12% compared to the corresponding period in the prior year. As stated above, the increase in gross profit was directly related to the increase in total sales. The gross profit margin was 36.0% in the nine months ended October 31, 2000 compared to 35.2% in the nine months ended October 31, 1999.

         Selling, general and administrative expenses, referred to as SG&A expense, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities, and depreciation. SG&A expense for the quarter ended October 31, 2000 was $14,396,000, an increase of $1,588,000 or 12% over the corresponding period in the prior year. SG&A expense in the nine months ended October 31, 2000 was $41,277,000, an increase of $3,104,000 or 8% over the corresponding period in the prior year. The increase in both periods was primarily a result of sales commissions on increased gross profit and costs associated with the new stores. SG&A as a percentage of net sales decreased to 32.3% for the quarter and 32.0% for the nine months ended October 31, 2000 from 32.6% for the corresponding quarter and 32.2% for the corresponding nine month period of the previous fiscal year.

         Income from operations in the quarter ended October 31, 2000 was $2,040,000, an increase of $773,000, or 61%, over the corresponding quarter in the prior year. Income from operations as a percentage of net sales increased to 4.6% in the quarter ended October 31, 2000 from 3.2% in the same quarter of the prior year.

         Income from operations in the nine months ended October 31, 2000 was $5,142,000, an increase of $1,687,000, or 49%, over the corresponding period in the prior year. Income from operations as a percentage of net sales increased to 4.0% in the nine months ended October 31, 2000 from 2.9% in the corresponding period in the prior year.

         Interest expense increased by $161,000 and $357,000, respectively, for the quarter and nine months ended October 31, 2000 from the corresponding periods in the prior fiscal year. The increases were attributable to an increase in the effective interest rate and increased borrowings compared to the comparable periods in the prior fiscal year.

         Income taxes of $388,000 for the quarter and $1,261,000 for the nine months ended October 31, 2000 were recorded at an effective tax rate of 39%. The income tax provision in the quarter and nine month periods of the prior fiscal year included an amount for taxes payable on pretax operating income and an increase in the valuation reserve for deferred tax assets.

         Net income for the quarter ended October 31, 2000 was $609,000 or $.16 per share basic and $.14 per share diluted compared to net income of $959,000 or $.26 per share basic and $.23 per share diluted for the same quarter in the previous fiscal year. Net income for the nine months ended October 31, 2000 was $1,974,000 or $.52 per share basic and $.46 per share diluted compared to net income of $2,461,000 or $.66 per share basic and $.59 per share diluted in the same period of the prior fiscal year. The decrease in net income for the quarter and nine months ended October 31, 2000 was primarily a result of the one time charge for expenses relating to our terminated stock offering and the recognition of a provision for income taxes as compared to a reduction in the valuation allowance for deferred tax assets in the comparable periods of the prior fiscal year.

FINANCIAL CONDITION

         Historically, our primary sources of capital for working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, as well as working capital to support our inventory requirements and SG&A expenses.

         Net cash used in operating activities was approximately $1,165,000 for the nine months ended October 31, 2000 primarily due to cash flows from net income and increased accrued liabilities, net of an increase in inventory since January 31, 2000. Working capital was approximately $6,822,000 at October 31, 2000, compared to $13,020,000 in working capital at January 31, 2000 for an overall decrease of $6,198,000. The increase in current assets of $8,667,000 during the nine month period was primarily related to the $6,645,000 increase in inventory of which $2,827,000 related to the acquisition of Showcase Home Entertainment. The net increase in current assets was offset by an overall increase of $14,865,000 in current liabilities. The net increase in current liabilities resulted primarily from an increase in borrowings under the revolving line of credit of $11,219,000, accrued liabilities of $2,802,000 and cash overdraft of $1,177,000. The increase in the revolving line of credit is primarily due to the acquisition of Showcase Home Entertainment and capital expenditures in connection with new stores. The increase in accounts payable and accrued liabilities is primarily related to obligations assumed in connection with the Showcase acquisition.

         Our $25,000,000 revolving credit facility expires on July 31, 2001. At October 31, 2000, there was $18,529,000 outstanding under the facility. The outstanding balance under the revolving credit facility is expected to be reduced by net cash proceeds from sales in the fourth quarter. This reduction will increase availability under the revolving credit facility for operating cash requirements and store expansion. Interest under the revolving credit facility is based on prime plus 1% and allows for LIBOR pricing options of one, two, three, or six month periods at 2.00% over the corresponding LIBOR rate for the respective period. In December 1999, we entered into a three year $5,000,000 term loan agreement payable in monthly installments at an effective interest rate of 9.96%. At October 31, 2000, there was $3,757,000 outstanding under the term loan agreement.

         We believe that funds generated by operations combined with borrowings available under the revolving credit facility and vendor credit programs will be sufficient to satisfy our projected operating cash requirements and store expansion and relocation plans during fiscal 2001. However, in order to continue store expansion and upgrades beyond fiscal 2001 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing our current expectations, beliefs, estimates or intentions concerning our future performance and operating results, our products, services, markets and industry, and/or future events relating to or effecting us and our business and operations. When used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Our actual results or achievements could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the effectiveness of our business and marketing strategies, our product mix, customer demand, availability of existing and new merchandise from, and the establishment and maintenance of, relationships with suppliers, price competition for products and services sold by us, management of expenses, gross profit margins, the opening of additional stores, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, our ability to effectively integrate a new operation with our exisiting operations, the profitability of a newly acquired entity, a change in interest rates, exchange rate fluctuations, the seasonality of our business and the other risks and factors detailed in this Form 10-Q and in our other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond our ability to control. In many cases, we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibits are filed with this report:

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------

                  27.               Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. On September 14, 2000, the Company filed a Current Report on Form 8-K in connection with the adoption of an amendment to its 1997 Common Stock Purchase Rights Agreement.

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

                                            SOUND ADVICE, INC.
                                            -----------------------------------
                                            (Registrant)



Date DECEMBER 14, 2000                     /s/ PETER BESHOURI
                                           -------------------------------------
                                               Peter Beshouri, Chairman of the
                                               Board, President and Chief
                                               Executive Officer

Date DECEMBER 14, 2000                     /s/ KENNETH L. DANIELSON
                                           -------------------------------------
                                               Kenneth L. Danielson, Chief
                                               Financial and Accounting Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR QUARTER ENDED

                                OCTOBER 31, 2000

                             COMMISSION FILE NUMBER

                                     0-15194

              -----------------------------------------------------

                               SOUND ADVICE, INC.

              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
--------          -----------

27.               Financial Data Schedule (filed herewith).