Form 10-K405
period 2001-01-31
SOUND ADVICE INC
filed 2001-05-01
CIK 793971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______ TO______

                         COMMISSION FILE NUMBER 0-15194

                               SOUND ADVICE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                    59-1520531
            -------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                (Title of Class)


                          COMMON STOCK PURCHASE RIGHTS
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON APRIL 18, 2001, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON APRIL 18, 2001, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $40,778,000.

         THE REGISTRANT HAD 4,073,745 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF APRIL 18, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS


                                                                                                                PAGE NO.
                                                                                                                --------

                                                           PART I

ITEM 1.          BUSINESS...............................................................................              1
                      Overview..........................................................................              1
                      Industry..........................................................................              1
                      Business Strategy.................................................................              2
                      Growth Strategy...................................................................              3
                      Store Operations..................................................................              4
                      Products and Services.............................................................              6
                      Advertising and Marketing.........................................................              8
                      Information Systems...............................................................              9
                      Suppliers, Purchasing and Distribution............................................              9
                      Competition.......................................................................             10
                      Employees.........................................................................             10
                      Intellectual Property.............................................................             10
ITEM 2.          PROPERTIES.............................................................................             11
ITEM 3.          LEGAL PROCEEDINGS......................................................................             12
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................             12
ITEM 4.1.        EXECUTIVE OFFICERS OF THE REGISTRANT...................................................             12

                                                           PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................             14
                      Common Stock Information..........................................................             14
                      Dividend Policy...................................................................             14
ITEM 6.          SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA.....................................             15
ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS..........................................................................             16
                      Overview..........................................................................             16
                      Results of Operations.............................................................             16
                      Liquidity and Capital Resources...................................................             18
                      Seasonality and Quarterly Results.................................................             19
                      Inflation.........................................................................             20
                      Recent Accounting Pronouncements..................................................             20
                      Forward-Looking Statements........................................................             20
                      Risk Factors......................................................................             20
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................             24
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................             24
ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE...................................................................             24

                                                          PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................             25
ITEM 11.         EXECUTIVE COMPENSATION.................................................................             25
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................             25
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................             25

                                                           PART IV

ITEM   14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................             26
           SIGNATURES...................................................................................             30


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are a full service specialty retailer of a broad range of selected high-quality, upscale entertainment and consumer electronic products. We operate 24 full-size stores, five Bang & Olufsen stores and one Electronic Interiors store in the State of Florida, the fourth largest state and the state with the fastest growing population in the United States. In addition, we operate two Showcase Home Entertainment stores in Scottsdale and Chandler, Arizona, and one home theater showroom located in the Great Indoors in Scottsdale. Our full-size Sound Advice and Showcase Home Entertainment stores sell home and car audio systems (except that Showcase Home Entertainment stores do not carry car audio systems), large screen projection and conventional view televisions, video products, personal electronics, car security systems, home entertainment furniture and related customized services and accessories. The Bang & Olufsen stores feature Bang & Olufsen audio and video products and accessories. The Electronic Interiors store is an entirely demonstration based store built to simulate residential environments showcasing integrated entertainment systems. Our target customers seek informed advice concerning product selection and system integration in conjunction with products incorporating the latest technology.

INDUSTRY

         The consumer electronics industry is defined to include audio, video, mobile electronics, communications, information technology, multimedia and accessory products, as well as related services. According to the Consumer Electronics Association (CEA), total manufacturers sales of consumer electronics in the United States were estimated to be $81 billion in 2000, $78 billion in 1999 and $76 billion in 1998. We believe that the following trends in the consumer electronics industry create significant opportunities for a specialty retailer of high end audio and video products such as us.

  GROWTH OF LARGE FORMAT, HIGH VOLUME RETAILERS

         In recent years, consumer electronics retailing has become increasingly dominated by large format stores, including superstores and mass merchandisers. These stores typically attempt to achieve high sales volumes by marketing a wide variety of products to a broad segment of consumers, with an emphasis on introductory level products and relatively low prices. Many of the major department stores and catalog showroom companies have discontinued their sales of consumer electronics as a result of their inability to compete with large national superstores and discount merchandisers. Many national retailers have sought to capitalize on the growth of particular product categories, such as personal computers, within the overall consumer electronics industry. We believe this emphasis has contributed to a decreased focus by those stores on the higher-end audio and video products. We believe the emphasis of the mass merchandisers on high volume, lower priced merchandising prevents these stores from being able to provide the depth of product knowledge and the consumer service that we are able to provide. This, combined with our focus on high-end, high technology products, distinguishes us so that we are not targeting our sales to the same market as the mass merchandisers.

  CONSOLIDATION OF CONSUMER ELECTRONICS RETAILERS

         The retail consumer electronics industry is highly fragmented, and we estimate that the two largest superstore chains accounted for approximately 26.5% of the total sales attributable to the 100 largest retailers in 1999. We believe that the expansion of large format chains precipitated consolidation of the industry during the 1990s by placing competitive pressure on regional broadline consumer electronics retailers that had strategies that were undifferentiated from consumer electronics superstores and mass merchandisers. There was also increased pressure on smaller specialty retailers that were successfully differentiated but which operated at a disadvantage due to limited scale, media inefficiencies, reduced purchasing power and lack of management depth. We believe that regional specialty retailers with strong name recognition by consumers represent attractive acquisition candidates and that the smaller or weaker specialty retailers will continue to face significant competitive pressures, thereby providing opportunities for retailers with size advantages to increase market share.

  NEW TECHNOLOGIES

         Growth in the consumer electronics industry has historically been driven by the introduction of new products based on technological innovations. For example, the proliferation of videocassette recorders and compact disc players helped to accelerate growth in the 1980s. We believe that a new generation of technology offers the prospect of increased industry sales with the introduction of digital delivery systems, such as high definition televisions (HDTV), digital audio players, digital versatile discs players (DVD) and direct broadcast satellite systems. The Consumer Electronics Association estimates that:

         o  approximately 9.8 million DVD players were shipped in 2000

         o  approximately 12.3 million DVD players will be shipped in 2001

         o revenues from digital television units sold will be $2.6 billion in 2000 and will increase to $9.6 billion in 2004

         o sales of digital video products will average 35% annual growth from 1999 to 2002.

         We believe that specialty retailers with sales personnel capable of understanding and communicating the benefits of technologically advanced products to consumers are well positioned to capture the increased sales that may result should those products achieve market acceptance.

BUSINESS STRATEGY

         Our business strategy is to capitalize on our position as the upscale, full service consumer electronics alternative to our competitors. Our products and services appeal to customers who are early technology adopters, those who seek high quality components with numerous features as well as those who seek a fully integrated solution. The following are some of the key elements of our business strategy:

  WE FOCUS ON CORE CATEGORIES OF PRODUCTS

         We seek to satisfy demand for consumer electronics and home entertainment products, particularly in the core categories of audio, video, television and mobile electronics. We carry products and systems by high-end manufacturers whose products are not readily available in the general consumer marketplace.

  WE OFFER HIGH-END PRODUCTS INCORPORATING THE MOST ADVANCED AND INNOVATIVE TECHNOLOGY

         We offer our customers products and integrated entertainment systems that incorporate the latest technologies and features. A significant portion of our merchandise, such as products manufactured by Krell, Bang & Olufsen and B&W is only available through select specialty retailers. We also carry high-end lines of products that are made by manufacturers whose lower-end lines are carried by mass marketers. For example, we carry the Sony XBR video, Mitsubishi Diamond, Pioneer Elite and Sony Audio ES product lines which are not widely available. Our focus on premium products that are not part of the general consumer marketplace distinguishes us from most of the large retailers in our industry and, we believe, appeals to our target consumers.

  WE CUSTOM DESIGN, INSTALL AND SERVICE INTEGRATED MULTI-ROOM SYSTEMS

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

  WE SHOWCASE PRODUCTS IN UPSCALE ENVIRONMENTS FOR OUR CUSTOMERS TO EXPERIENCE

         At each of our full-size stores we have segregated audition rooms, home theaters and demonstration areas that enable sales personnel to demonstrate the use of systems and products we offer. This format allows our customers to compare and test the performance and features of similar products and systems. Our Bang & Olufsen stores feature multiple product displays and a discrete demonstration area, which allows our customers to audition Bang & Olufsen products. Our first Electronic Interiors store, which opened in November
2000, is an entirely demonstration oriented environment, built to simulate a residence and showcase some of our integrated systems. This new store format will allow customers to experience the integration and synergy of some of our systems in an architecturally and aesthetically appealing environment.

  WE MAXIMIZE OUR CUSTOMERS' CONVENIENCE IN EVERY STAGE OF PRODUCT PURCHASE AND USE

         We feel that it is important to provide premium customer support in every stage of product selection and use. We endeavor to provide useful product information and integration advice prior to purchases being made, including visiting the homes of our customers in order to suggest customized integrated systems. We permit our customers to audition purchased products at their homes and, if a customer is not satisfied, we accept products returned within 60 days for a refund or a credit toward the purchase of another product or system. Car audio products, if installed by us, carry a one-year "defective replacement guaranty" and, once we install car audio equipment, a customer will not be charged for reinstallation into another car, installation of component upgrades or reinstallation after repair service. We believe that being involved with the customer in the full scope of the product life cycle helps develop customer loyalty.

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

GROWTH STRATEGY

         In addition to our business strategy, which integrates outstanding product selection, concept design, professional installation and after-market service and support, we intend to grow our business by doing the following:

  INCREASE SAME STORE SALES

         We believe we can increase our same store sales by continuing our focus on products incorporating the latest technology, since higher per unit prices are typically associated with these products. For example, we believe that by offering an increasing number of digitally based products as they become available on the market, we can benefit from the higher per unit prices at which these products are sold. We are well positioned to lead the adoption of high-end digital products such as high definition television, digital audio players and direct broadcast satellite systems. We are also increasing our same store sales by expanding the capabilities that can be incorporated into our integrated systems. For example, we currently offer lighting and security solutions as a part of our integrated designs.

  OPEN NEW STORES

         We opened two new full-size stores, one in Tallahassee and one in North Palm Beach, in November 1998, five mall based Bang & Olufsen stores in February and December 1998, June 1999, March 2000 and October 2000 and one Electronic Interiors in October 2000. In addition, we added two Showcase Home Entertainment stores and one Great Indoors Home Theater Showroom through acquisition in October 2000. We expect to continue to explore the opening of new stores in geographic areas within our existing Florida and Arizona distribution network and advertising radius in order to realize efficiencies and cost benefits as a result of our clustering of stores. Our current plans are to open one new full-size store in Arizona, two new shopping mall based Bang & Olufsen stores and one Electronic Interiors during fiscal 2002.

  UPGRADE AND RELOCATE EXISTING STORES

         We continually improve our existing stores by upgrading and rotating product displays and remodeling the interiors. At times, we choose to relocate our stores in connection with the need for expansion. In December 2000, we relocated and upgraded our South Kendall-Miami location from a 11,000 square foot facility to a 15,700 square foot facility. We currently plan to relocate our Altamonte Springs store in fiscal 2002, from a 10,800 square foot facility, to a 15,000 square foot facility located in Altamonte Springs. We believe these relocations will improve each store's visibility and parking, and thereby increase customer traffic to the stores.

  PURSUE ACQUISITIONS

         We believe that we may gain significant benefits through strategic acquisitions of local and regional specialty retailers, both within the State of Florida and nationally, who target similar customers and provide similar products. Due to the fragmentation of the high-end market nationally, we feel that many opportunities exist for the acquisition of small, high-end stores that, while not currently having substantial market share, may be well positioned to serve as a solid platform for our expansion. Since we have no current intention of growing the Sound Advice name nationally, to the extent we make acquisitions outside the State of Florida, we will likely operate the acquired entity under its existing name and management.

STORE OPERATIONS

  STORES

         We operate 24 full-size Sound Advice stores, five Bang & Olufsen stores, one Electronic Interiors store in Florida, two full-size Showcase Home Entertainment stores in Scottsdale and Chandler, Arizona, and one home theater showroom located in The Great Indoors store in Scottsdale, Arizona. Our full-size store format features multiple home audio and video audition and demonstration areas, portable electronics displays and an area displaying large screen projection and direct view televisions. While our stores vary in size, most of our full-size stores range from 15,000 to 17,000 square feet and are located in high profile power centers and strip malls near major shopping malls.

         Our Bang & Olufsen stores feature Bang & Olufsen audio products and accessories. While our full-size stores allow our customers to sample any of our merchandise, the Bang & Olufsen stores have only selected products displayed. Our Bang & Olufsen stores are typically 1,500 square feet. During fiscal 2002, we are planning to add two additional Bang & Olufsen stores. We locate Bang & Olufsen stores in upscale high traffic shopping malls or retail areas.

         Our Electronic Interiors store is located adjacent to a Bang & Olufsen store and incorporates fully automated "custom showrooms" with custom designed home applications of high technology products. The store features a reproduction of a movie theater, the latest electronics for the bedroom and bath and custom decorated rooms with high performance home entertainment systems. The Electronic Interiors store occupies 4,200 square feet and is physically connected to the Bang & Olufsen store.

         The Company has a management contract for a 600 square foot home entertainment department in The Great Indoors, a Sears Roebuck specialty store for home decorating and remodeling located in Scottsdale, Arizona.

  SITE SELECTION

         We typically locate our full-size stores in either freestanding buildings or strip shopping centers close to high vehicle traffic areas. We locate our Bang & Olufsen stores in high pedestrian traffic shopping malls or retail areas. New store sites are selected on the basis of several factors, including location, relative competition, demographic characteristics of the local market and proximity to highways or major roadways. When selecting a new store site, we principally look for affluent markets with demographics that match our best performing markets. Our stores are generally in major metropolitan areas and are close to regional malls near "Big Box" consumer electronics retailers such as Best Buy or Circuit City, and in other major shopping areas.

  STORE ECONOMICS

         Our average investment for our full-size stores has been approximately $2,100,000, including leasehold improvements, fixtures and equipment and inventory. The average net sales per full-size store was approximately $7,602,000 for fiscal 2001.

         We estimate that the cost, other than initial inventory, of an additional full-size store or relocating a store built to suit for us is between $1,100,000 to $1,600,000. We currently estimate that, if we acquire an existing store location, it will cost between $950,000 to $1,300,000 to retrofit the property. We estimate the initial inventory cost for a new full-size store to be between $750,000 and $1,100,000. Pre-opening expenses incurred in connection with an additional full-size store are minimal.

         Our average investment for the Bang & Olufsen stores we operate was approximately $400,000, including leasehold improvements, fixtures and equipment, and inventory. The average net sales per Bang & Olufsen store was approximately $1,903,000 for fiscal 2001. We estimate the cost, other than initial inventory, of opening a mall based Bang & Olufsen store is approximately $200,000 to $275,000. Pre-opening expenses incurred in connection with an additional Bang & Olufsen store are minimal.

  TRAINING

         We provide our new employees with extensive training tailored to the skills that will be required for the employee to be a successful and effective part of our team. We believe that proper employee training is an effective tool for hiring and retaining our employees. We have the following employee training programs:

         o Newly hired sales associates undergo a three week course that is taught by our full time training personnel. This course includes two weeks of classroom instruction at our Hollywood, Florida store located near our corporate headquarters and one week of training in one of our stores. The sales associates are also required to receive a total of ten hours of product specific training per month as well as to attend the four product seminars we conduct each year.

         o Newly hired custom home installers typically join us in an apprentice capacity, depending on their level of training, and will work with more senior installers until their skill levels are sufficiently developed. The custom home installers are required to receive an aggregate of ten hours of technical training per month and to attend a mandatory product seminar we conduct once a month. Some of our manufacturers, such as Krell, Martin Logan, Bang & Olufsen and Boston Acoustics, offer training sessions in various locations, which our custom home installers attend as frequently as necessitated by new product offerings. The cost of the travel and training is typically shared between us and these vendors.

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

  STORE MANAGEMENT

         Each full-size store has its own management structure consisting of a full time general manager having overall responsibility at each location, a full time operations manager and, in some stores, a sales manager under the general manager. Each of our full-size Sound Advice stores also has an individual in charge of the mobile electronics department. A single store manager manages each Bang & Olufsen and Electronic Interior/Bang & Olufsen store.

         Our sales management group consists of three regional sales vice presidents, each overseeing several stores, one of which oversees the Bang & Olufsen stores and custom sales, and all of whom report to our Chief Executive Officer. In addition, we have two mobile electronics sales directors. We believe that this structure improves decision making and communication throughout our structure. We believe that turnover rates for our employees are lower than industry averages. We have had minimal turnover at the management level and, with respect to those sales associates who have been employed by us for over one year, we estimate that we have a 12%-15% turnover in our audio and video specialties and a 30% turnover rate in our mobile electronics specialty. We regularly promote sales associates to positions of greater responsibility.

  STORE PERSONNEL COMPENSATION

         Our primary compensation plan is based on gross profit dollars. Sales associates are compensated on straight commissions. The program is designed to provide incentives to sales associates to sell products, services and labor. General sales managers are compensated on personal sales, and overrides based on store performance. Approximately 74% of our employees are compensated on a commission basis including custom installers, delivery personnel and sales staff.

PRODUCTS AND SERVICES

  PRODUCTS

         In most of our full-size stores, a customer can choose from more than 2,100 products and approximately 150 manufacturers. Our products and services may be grouped into the following categories:

CATEGORY                                                PRODUCTS                                  SELECTED BRANDS
--------                                                --------                                  ---------------

Television.........................         Conventional, projection, plasma,           Sony, Mitsubishi, Pioneer,
                                            LCD, DLP and two                            Panasonic, Toshiba,
                                            piece projectors.                           Loewe, Sharp
                                                                                        Quasar, Runco and Bang & Olufsen

Video..............................         VCRs, camcorders, digital                   Sony, Panasonic, Hughes,
                                            cameras, DVD players, digital               Mitsubishi, Yamaha,
                                            satellite systems and editing               Canon, Aiwa, Philips,
                                            equipment                                   Denon and Faroudja

Audio..............................         Audio systems and components,               Yamaha, B&W, Bose, Monster
                                            compact disc players and                    Cable, Bang & Olufsen, Klipsch,
                                            recorders and speakers                      Sony, Boston Acoustics,
                                                                                        Niles, Philips, Pioneer,
                                                                                        Velodyne, Denon, Krell,
                                                                                        B&K, Martin  Logan, and
                                                                                        Mirage and McIntosh




CATEGORY                                                PRODUCTS                                  SELECTED BRANDS
--------                                                --------                                  ---------------

Mobile Electronics.................         Car and Marine components                   Alpine, Kenwood, Boston
                                            and speakers, wireless                      Acoustics, Sony, MTX, Panasonic,
                                            communications, installation                Pioneer, Kicker, XTANT, MBQuart,
                                            services and navigation                     Magellan,  Clifford and JC Audio
                                            equipment

Other..............................         Audio and video furniture,                  N.E.W., Sony, Siemens, Bell'o,
                                            telephone systems, personal                 Panasonic, Tech-Craft, Laurier,
                                            electronics, extended service               JSP and Tova Design
                                            contracts and repair services


         The table below shows the approximate percentage of our sales attributable to each of our major product and service categories for fiscal 1997, the twelve month period ended January 31, 1998 and fiscal 1999, 2000 and 2001.


                                                   FISCAL YEAR     TWELVE MONTH               FISCAL YEARS ENDED
                                                     ENDED         PERIOD ENDED                 JANUARY 31,
                                                    JUNE 30,        JANUARY 31,     ----------------------------------------
PRODUCT OR SERVICE CATEGORY                           1997            1998           1999            2000              2001
---------------------------                        -----------     -----------       ----            ----              ----
Television and Video                                   37%             36%             39%             41%             44%
Home Audio                                             30              32              33              35              33
Mobile Electronics                                     15              15              14              13              11
Service, Installation and Product Warranty             10              10              10               9               9
Miscellaneous Products                                  8               7               4               2               3
                                                      ---             ---             ---             ---             ---
        Total                                         100%            100%            100%            100%            100%
                                                      ===             ===             ===             ===             ===

         In the following product categories, we have been advised by the following manufacturers that we are the largest distributor of their products in the State of Florida:

CATEGORY                                             BRANDS
--------                                             ------

Television and Video..........................       Mitsubishi, Pioneer Elite, Pioneer Plasma and Loewe
Audio.........................................       Yamaha, B&W, Bang & Olufsen, Klipsch, Boston Acoustics,
                                                     Niles, Velodyne, Krell and Martin Logan
Mobile Electronics............................       Kicker, XTANT and MBQuart

  SERVICES

         We support our product sales by providing many important customer services, including the following:

         o  home delivery and setup;

         o  home audio installation and design;

         o  home theater installation and design;

         o  home lighting and security system installation;

         o  mobile electronics installation;

         o  in-home repair service; and

         o  in-store and in-home product instruction.

         Our service and repair facility is located at our corporate headquarters in South Florida. We are an authorized manufacturer's service representative for substantially all of our products and are reimbursed by the manufacturer for the service or repair we perform on products still covered by a manufacturer's warranty. Products brought to the Florida stores by customers for service or repairs are shipped to our service and repair facility through our warehouse distribution system. Products brought to our Arizona stores are sent to a locally authorized service center for repair. In both Florida and Arizona, we employ in-home service technicians to repair and service products which cannot be brought into the stores.

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

  CUSTOMER FINANCING

         In addition to cash and checks, we accept credit cards as a form of payment. Customers who qualify can obtain longer term financing by obtaining a Sound Advice credit card. We make this credit card available to our customers, without an annual fee, through a private label credit card arrangement with an unrelated finance company without recourse to us. We also periodically, as part of our promotional activities, make special financing programs available to our customers. These special financing programs may utilize our private label credit card, or in some cases, a vendor issued credit card. We typically bear the cost of these special financing programs. However, some of our vendors associated with vendor issued credit cards periodically participate with and support us in the cost of financing promotions.

  PRICING

         Most of our manufacturers will provide us with a recommended selling price as well as a minimum advertised price. We generally price our items based on the minimum allowed advertised price but may thereafter offer in-store promotions. We also offer a 60 day price guarantee, which allows our customers to receive from us 100% of the difference between the amounts paid by them and any lower price advertised for the identical product within 60 days of their purchase.

ADVERTISING AND MARKETING

         Our advertising strategy is to increase traffic into our stores while building name recognition as the premier retailer of high-end consumer electronics. Our image based advertising is used to create an awareness of the high quality products and custom services we provide. Our advertisements emphasize product features and benefits while de-emphasizing price. While we use newspaper advertisements as a means of attracting new customers, we focus on direct mailings to our extensive customer database to promote repeat business. Direct mailings of catalogs or special invitations are made 8 to 12 times a year to those customers who are in our database. We also use radio advertising as a means to promote special sale events and promotions as well as to reach the younger segment of our targeted demographics. We use a four part marketing cycle each quarter. Each cycle includes (i) newspaper or insert advertisements that emphasize an unusual product, or products, to generate store traffic, (ii) a specific sales event, (iii) a direct mailing of special invitations for a private sale to select customers in our database and (iv) a catalog mailing to our customer database emphasizing new technologies and products. Each cycle is structured to drive incremental traffic to the store.

         The following table shows our net advertising expense as a percentage of net sales for fiscal year ended June 30, 1997, the twelve month period ended January 31, 1998 and fiscal years ended January 31, 1999, 2000 and 2001. Net advertising expense represents gross advertising expense less market development funds, cooperative advertising and other promotional amounts received from vendors for incentive and promotional programs.

                                                                                              FISCAL YEARS
                                       FISCAL         TWELVE MONTH                                 ENDED
                                     YEAR ENDED       PERIOD ENDED                                JANUARY 31,
                                      JUNE 30,          JANUARY 31,            ---------------------------------------------
                                        1997               1998                1999                2000                 2001
                                     ----------       ------------             ----               -----                 -----
                                                                       (DOLLARS IN THOUSANDS)
Net Advertising Expense            $  4,086             $  4,371             $  3,640             $  2,881             $  2,221
Percentage of Net Sales                 2.7%                 2.9%                 2.4%                 1.6%                 1.1%

         We have a website at www.wegivesoundadvice.com. Our website is designed to provide product information and support our advertising strategy. Our website is not designed to enable, nor do we plan to conduct, direct retailing through our website, as we believe that our products are best promoted in a demonstration based environment.

INFORMATION SYSTEMS

         We use a third party point-of-sale management information system that runs on UNIX-based Hewlett-Packard computer hardware that can be upgraded to accommodate future growth. This system tracks sales, inventory, purchasing and other key information on a real time basis. We use the data generated by the system in order to:

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

SUPPLIERS, PURCHASING AND DISTRIBUTION

         We have no long-term merchandise purchase contracts or commitments. We acquire our products from approximately 150 manufacturers, five of which accounted for approximately 56% of our total product purchases during fiscal 2001. These five manufacturers were Mitsubishi, Panasonic, Pioneer, Sony and Yamaha. We believe that competitive sources of supply would be available for most of our products in the event that one or more of our sources were no longer available. However, a loss of a primary source of supply would be likely to have an adverse impact on us. To the extent that the unavailable source is for a product line for which we are the primary distributor in our markets, we may only be able to replace these products with products that are widely available in our markets.

         Our policy is to take advantage of cash or payment discounts offered by manufacturers. We have also been able to obtain substantial levels of manufacturers' rebates based on volume buying levels and on occasion we have been able to negotiate favorable terms on very large volume purchases. Since March 1986, we have been a member of Progressive Retailers Organization, Inc., a buying group comprised of 14 retailers of home entertainment and consumer electronic products located throughout the country, such as Tweeter Home Entertainment and Ultimate Electronics. Membership in the Progressive Retailers Organization allows the members to combine their purchases in order to negotiate more favorable terms from vendors.

         A substantial portion of the inventory we purchase is shipped directly to our central distribution facility located in Deerfield Beach, Florida. Inventory is also shipped to and distributed from our support warehouses located in Tampa and Orlando, Florida, which service the West Coast Florida stores and Central Florida stores, and Scottsdale, Arizona which service the Scottsdale / Phoenix market stores. Each store receives shipments of inventory from the central distribution and support warehouse facilities at least two to three times a week, thereby enabling each store to maintain appropriate inventories of all products and to promptly replenish inventories of fast moving products. We believe that our distribution system allows us to support a broad selection of merchandise within the stores, while minimizing store level inventory requirements. Inventory turn was approximately 3.4 times during fiscal 2001.

COMPETITION

         Our principal competitors are the small specialty stores throughout the State of Florida and the Scottsdale/Phoenix market. To a lesser extent, we compete with local and regional specialty stores that target the high-end market and larger national retailers, such as Best Buy and Circuit City, with whom we have a limited product overlap. While competition from Internet-based retailers may increase in the future, we believe that our products are best marketed in a demonstration oriented environment. We believe that this, combined with our emphasis on in-home services, will keep us from facing significant direct competition from the Internet. Lastly, many of the manufacturers whose products we carry do not authorize the sale of their products on the Internet or, to the extent they authorize Internet sales, they establish minimum prices at which these products are to be offered. As such, the incentive for customers to purchase these products using the Internet is diminished.

EMPLOYEES

         As of January 31, 2001, we employed approximately 890 persons, of whom approximately 74% were commissioned employees, including sales associates, car stereo and mobile installers, custom and delivery installers and service department technicians. Substantially all of our employees are employed on a full-time basis. Our employees are not unionized and we have never experienced a strike or work stoppage. We usually experience some employee turnover particularly during the early term of their employment. We believe that our employee relations are good.

INTELLECTUAL PROPERTY

         We have registered the "Sound Advice" name in the State of Florida and "Showcase Home Entertainment" in the state of Arizona but not with the United States Patent and Trademark Office. We are not aware of any adverse claims regarding the use of the name "Sound Advice," or "Showcase Home Entertainment."

ITEM 2.  PROPERTIES

         Our 30 Florida stores are clustered in each of four geographic areas: the southeast coast of Florida (16 stores), the west coast of Florida (8 stores), central Florida (3 stores), north Florida (3 stores) and our three Arizona stores which are located in the Scottsdale, Phoenix area. Most of our stores are between 15,000 and 17,000 gross square feet. Retail selling area represents the substantial square footage of each store, with the balance used for merchandise storage and car audio and accessory installation. The full size Sound Advice and Showcase Home Entertainment stores are generally located either in freestanding buildings or in multi-store shopping centers. Typically, these stores are close to regional malls or in shopping districts. We locate Bang & Olufsen and Electronic Interior stores in upscale high traffic shopping malls. The following table sets forth specific data regarding each of our stores:

                                                                                             APPROXIMATE
                                      CURRENT                            YEAR               TOTAL SQUARE    LEASE EXPIRATION
REGION                                LOCATION                          OPENED                FOOTAGE        WITH OPTIONS
------                                --------                          ------                -------        ------------

FULL-SIZE STORES

Southeast Coast of Florida          North Palm Beach                   Nov. 1998              18,500           Nov. 2022
                                    Aventura                           Nov. 1996              15,000           Nov. 2021
                                    Hollywood (1)                      Nov. 1994              31,800(1)        Nov. 2019
                                    West Kendall                       Aug. 1992              15,000           Mar. 2022
                                    Plantation                         Nov. 1990              14,500           Nov. 2010
                                    Hialeah Gardens                    Nov. 1990              20,800          Sept. 2010
                                    Boca Raton                         Jan. 1990              18,000           Jan. 2015
                                    West Palm Beach                    Nov. 1988              16,300           Nov. 2010
                                    Ft. Lauderdale                     Nov. 1988              18,900           Aug. 2028
                                    South Kendall                      Dec. 2000              15,700           Dec. 2025
                                    Coral Gables                       Oct. 1974              13,300           Jan. 2002
West Coast of Florida               Tampa - Dale Mabry                 Nov. 1999              15,000           Jan. 2025
                                    Naples                             Nov. 1997              16,000           Mar. 2018
                                    Fort Myers                         Nov. 1994              15,300           Nov. 2034
                                    Clearwater                         May 1991               15,300           Apr. 2021
                                    Tampa - Fowler                     Nov. 1989              17,200           Apr. 2014
                                    St. Petersburg                     Sept. 1989             17,700          Sept. 2011
                                    Sarasota                           May 1987               13,000           Apr. 2007
Central Florida                     Orlando - Sand Lake                Nov. 1990              15,500           Nov. 2020
                                    Altamonte Springs                  Sept. 1988             10,800           Aug. 2007
                                    Orlando - East Colonial            July 1988              15,400           Mar. 2013
North Florida                       Tallahassee                        Nov. 1998              15,000           Jan. 2014
                                    Jacksonville - Regency             Nov. 1991              15,000           Nov. 2021
                                    Jacksonville - Orange              Nov. 1991              16,240           Dec. 2021
                                    Park
ARIZONA                             Chandler                           Feb. 2000              12,000           Feb. 2020
                                    Scottsdale                         Oct. 1997              14,000           Oct. 2017

BANG & OLUFSEN STORES               North Palm Beach                   Oct. 2000               1,500           June 2010
                                    South Miami                        Mar. 2000               1,300           Nov. 2009
                                    Naples                             June 1999               1,100           Jan. 2009
                                    Boca Raton                         Dec. 1998               1,800           May 2011
                                    Aventura                           Feb. 1998               1,700           Feb. 2008

ELECTRONIC INTERIORS STORE

                                    North Palm Beach                    Oct.  2000             4,500           June 2010

THE GREAT INDOORS/HOME THEATER
                                     Scottsdale                         Nov. 1999                600           Dec. 2021


(1)  Includes training facilities.

         Generally, the full-size store leases provide for a base rental with cost of living adjustments or stipulated annual percentage increases or a combination thereof. The leases for the Bang & Olufsen and Electronic Interior stores provide for a base rental with cost of living adjustments or annual percentage increases and a percentage of sales upon attainment of a specified level of sales. In addition, the leases generally require us to pay all or a portion of the real estate taxes and assessments, utilities, insurance and common area and interior maintenance and repairs.

                  Our headquarters are located in a 53,850 square foot facility, which contains our executive offices, accounting, data processing, purchasing, advertising operations, service and repair center and custom and delivery for the South Florida region. The lease expires in June 2001 and includes two additional one-year options. We are currently in negotiation for corporate and administrative offices for approximately 15,000 square feet in the Fort Lauderdale area. Our 56,320 square foot central warehouse and distribution facility is located in Deerfield Beach, Florida, approximately 15 miles north of our corporate headquarters. The lease for this facility expires in May 2002. We are currently in negotiations for a new warehouse facility to combine the warehouse service and delivery for the South Florida region into one facility. Our warehouse and support facility for our Florida West Coast Stores, which we relocated in Tampa, Florida, contains approximately 12,500 square feet. The lease for this facility expires in January 2003, exclusive of two five-year renewal options. We also occupy a 10,000 square foot leased facility in Orlando, Florida, which is used as a regional warehouse and support facility.

ITEM 3.  LEGAL PROCEEDINGS

         We are, from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. These claims against us are generally covered by insurance. We are not currently subject to any litigation, which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers and directors:


NAME                                          AGE                         PRINCIPAL POSITION
----                                          ---                         ------------------

Peter Beshouri.........................       46     Chairman of the Board, President and Chief Executive Officer
Michael Blumberg.......................       52     Senior Vice President, Secretary and Director
Christopher O'Neil.....................       47     Executive Vice President, Chief Operating Officer and
                                                     Assistant Secretary
Kenneth L. Danielson...................       50     Chief Financial and Accounting Officer and Treasurer
G. Kay Griffith........................       55     Director
Herbert A. Leeds.......................       83     Director
William F. Hagerty, IV.................       41     Director


         Our officers are elected annually by the board of directors and hold office at the pleasure of the board of directors.

         PETER BESHOURI, who has been an employee of Sound Advice since 1974, has served as our Chairman of the Board and Chief Executive Officer since August 1982. Before that, he was the general sales manager of Sound Advice, and had also served as a store manager and district manager. He was elected our President in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization, Inc. A buying group comprised of approximately 14 retailers (including Sound Advice) of Home Entertainment and Consumer Electronic products located throughout the country. In August 1995, Mr. Beshouri, together with Sound Advice and a former chief financial officer of Sound Advice, voluntarily agreed with the Securities and Exchange Commission ("SEC"), to the entry of a cease and desist order by the SEC concerning our Form 10-K for fiscal 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the SEC found in that order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with Sound Advice violating provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. Mr. Beshouri did not admit or deny any wrongdoing. No fine or penalty was imposed by the SEC on Mr. Beshouri.

         MICHAEL BLUMBERG, one of our founders and a director of Sound Advice, has served as Senior Vice President since May 1989. Prior to that, he served as Vice President beginning in August 1982, Vice President of Purchasing and Finance since May 1986 and Vice President of Purchasing and Marketing since October 1987. From our inception until February 1995, Mr. Blumberg served as Treasurer and, since October 1989, has also served as Secretary.

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

         G. KAY GRIFFITH was elected a director of ours and a member of the Audit Committee of the board of directors in July 1992 and was appointed a member of the stock option committee in January 1997. Ms. Griffith joined us as an employee in May 1993 and served as our Executive Vice President and Chief Administrative Officer from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of the G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. From the formation of that firm through 1997, Ms. Griffith has performed consulting services for us. From June 1991 to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive.

         HERBERT A. LEEDS was elected a director of ours in April 1996 and was appointed a member of our audit committee in May 1996 and our Stock Option Committee in January 1997. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Since forming that firm, Mr. Leeds has, from time to time, performed consulting services for us. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         WILLIAM F. HAGERTY, IV was elected a director of ours in February 1998 and a member of the Audit Committee of the Board of Directors in February 1998 and was appointed a member of the Stock Option Committee in October 1999. Mr. Hagerty has been a principal of Hagerty, Peterson & Company, LLC, a private equity investment firm based in Washington, D.C., since 1996. In addition, since August 1996 to January 2001, Mr. Hagerty was the Vice Chairman of National Electronics Warranty Corporation, an administrator of warranty programs based in Sterling, Virginia which is primarily engaged in the sale of product warranty contracts and through which administrator we offer customers extended warranty contracts for most of our products. From 1994 to present, Mr. Hagerty has been a principal of the Management Advisory Group, a Washington, D.C. based consulting firm which is a wholly-owned subsidiary of Hagerty, Peterson & Company, LLC. During 1993 and 1994, Mr. Hagerty was affiliated with Trident Capital, L.P., a private equity investment firm based in Chicago, Illinois. During the Bush Administration (1991-1993), Mr. Hagerty served in the White House as the Chief Economist of the President's Council on Competitiveness. From 1984 to 1991, he was a management consultant with the Boston Consulting Group serving as the senior expatriate in its Tokyo office with responsibility for all of that firm's international activities in Japan.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

         Our common stock, par value $.01 per share, is quoted under the symbol "SUND" on the Nasdaq National Market.

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the Nasdaq National Market. Nasdaq National Market quotations are based on actual transactions and not bid prices.

                                                           PRICES
                                                           ------
QUARTER ENDED                                         HIGH           LOW
-------------                                         ----           ---

April 30, 1999................................        4 5/8          2 1/4
July 31, 1999.................................        8 3/8          3 1/16
October 31, 1999..............................       10              6 11/32
January 31, 2000..............................       12 3/4          7 7/8



                                                           PRICES
                                                           ------
QUARTER ENDED                                         HIGH           LOW
-------------                                         ----           ---

April 30, 2000................................       12 1/2          7
July 31, 2000.................................       11 3/8          7
October 31, 2000..............................       10 3/16         5 5/16
January 31, 2001..............................        8 7/8          3 3/4



         As of April 18, 2001, there were 133 holders of record of our common stock. Based upon information previously provided to us by depositories and brokers, we believe that we have in excess of 1,000 beneficial owners.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

           (IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF STORES DATA)

         The selected statement of operations and balance sheet data set forth below for the fiscal year ended June 30, 1997, the transition period ended January 31, 1998 and the fiscal years ended January 31, 1999, 2000 and 2001 have been derived from our financial statements, which have been audited by our independent auditors. The selected statements of operations for the seven months ended January 31, 1997 and the twelve months ended January 31, 1998 have been derived from our financial statements and are unaudited. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

                                                   FISCAL                           FISCAL
                                                    YEAR      TRANSITION PERIOD      YEAR
                                                    ENDED    ENDED SEVEN MONTHS      ENDED          FISCAL YEAR ENDED
                                                  --------- ---------------------- ----------- ------------------------------------
                                                   JUNE 30, JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31,
                                                      1997      1997        1998        1998        1999       2000        2001
                                                   -------- ----------- ----------- ----------- ----------- ----------- -----------
                                                            (UNAUDITED)              (UNAUDITED)

STATEMENT OF OPERATIONS DATA:
  Net sales                                         $ 152,316   $ 98,558   $ 95,205   $ 148,963   $ 152,124   $ 177,349   $ 198,364
  Cost of goods sold                                  102,298     67,005     64,234      99,527      98,893     115,057     127,745
    Gross profit                                       50,018     31,553     30,971      49,436      53,231      62,292      70,619
  Selling, general and administrative expenses         49,045     29,827     29,903      49,122      49,893      55,510      61,061
  Income from operations                                  973      1,726      1,068         314       3,338       6,782       9,558
  Other income (expense):
    Interest expense                                   (1,556)      (891)      (897)     (1,562)     (1,417)     (1,367)     (1,968)
    Other income (expense)                                101         31         48         120          96        (107)        194
  Income (loss) before income taxes (benefit)            (482)       866        219      (1,128)      2,017       5,308       7,784
  Income taxes (benefit)                                  389        475      1,175       1,089       1,310      (1,218)      3,075
    Net income (loss)                               $    (871)  $    391   $   (956)  $  (2,217)  $     707   $   6,526   $   4,709
  Common and common equivalent per share amounts:
    Basic earnings (loss) per share                 $    (.23)  $    .10   $   (.26)  $    (.59)  $     .19   $    1.74   $    1.23
    Diluted earnings (loss) per share               $    (.23)  $    .10   $   (.26)  $    (.59)  $     .18   $    1.55   $    1.08
  Weighted average number of shares
    outstanding--basic                                  3,729      3,729      3,729       3,729       3,730       3,746       3,831
  Weighted average number of shares
    outstanding--diluted                                3,729      3,729      3,729       3,729       3,965       4,223       4,357

STORE DATA:
  Number of stores open at end of period:
    Full-size stores                                       21                    22                      24          24          26
    Bang & Olufsen, Electronic Interiors, Great
         Indoors home theater                              --                    --                       2           3           7
  Weighted average net sales per store (1)
    Full-size stores                                    7,253                 4,473                   6,669       7,161       7,602
    Bang & Olufsen, Electronic Interiors,
          Great Indoors home theater                       --                    --                   1,770       2,053       1,903

BALANCE SHEET DATA:
  Current assets                                       32,515                37,546                  38,987      43,381      56,732
  Current liabilities                                  24,724                31,960                  34,225      30,361      48,476
  Working capital                                       7,791                 5,586                   4,762      13,020       8,256
        Total assets                                   46,550                51,789                  55,217      60,932      84,031
  Borrowing under revolving credit facility            11,875                10,700                  13,776       7,310      18,141
  Long term debt, excluding current maturities          1,384                   859                     797       4,152       3,173
  Stockholders' equity                                 16,298                15,342                  16,058      22,692      28,851



(1) Weighted average net sales per store represents the net sales of our full-size stores and combined the net sales of our Bang & Olufsen, Electronic Interiors and Great Indoors home theater stores for the period divided by the number of full-size stores and combined Bang & Olufsen, Electronic Interiors and Great Indoors home theater stores open during the period, weighted to account for stores open for only a portion of the period. The transition period ended January 31, 1998 includes sales for a seven month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION ALONG WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS BEYOND FISCAL 2001 MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We are a specialty retailer of high-end audio and visual entertainment products and integrated systems, many of which incorporate the most recent technology.

         Our merchandising is focused on high-end products in the core categories of audio, video and mobile electronics. This strategy has positioned us to take advantage of the proliferation of products driven by the growth of digitally based technology. As a result of the cash flow generated from our operations, we were able to begin a store expansion and relocation program and embrace a new store format in the Bang & Olufsen and Electronic Interiors stores. For the period from July 1997 to January 2001, we spent over $15.9 million on capital expenditures, primarily for new stores and revitalization of existing stores. The expenditures were funded through internally generated funds and borrowings available under our revolving credit facility. We currently operate 24 Sound Advice stores, five Bang & Olufsen stores, one Electronic Interiors / Bang & Olufsen store, two Showcase Home Entertainment stores and one home theater showroom located in the Sears Great Indoors store in Scottsdale.

RESULTS OF OPERATIONS

         The following tables set forth, for the fiscal years ended January 31, 1999, 2000 and 2001, (i) certain items in our statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amounts of these items as compared to the indicated period in the prior year.


                                                                                                   PERIOD-TO-PERIOD
                                                                                                    PERCENTAGE CHANGE
                                                                                            -------------------------------
                                                       PERCENTAGE OF NET SALES                     FISCAL YEARS ENDED
                                             --------------------------------------                   JANUARY 31,
                                                        FISCAL YEARS ENDED                  ------------------------------
                                                          JANUARY 31,                          1999             2000
                                             ---------------------------------------        COMPARED TO       COMPARED TO
                                              1999             2000             2001             2000             2001
                                             ------           ------          -------       ------------      ------------
Net sales                                    100.0%           100.0%           100.0%            16.6%            11.9%
Cost of goods sold                            65.0             64.9             64.4             16.3             11.0
                                              ----              ---              ---            -----            -----
Gross profit                                  35.0             35.1             35.6             17.0             13.4

Selling, general and administrative
   expenses                                   32.8             31.3             30.8             11.3             10.0
                                              ----              ---              ---            -----            -----
Income from operations                         2.2              3.8              4.8            103.2             40.9

Other income (expenses):
Interest expense                               (.9)             (.8)            (1.0)            (3.5)            44.0
Other expenses, net                              *                *               .1                *               **
                                              ----              ---              ---            -----            -----
Income before taxes (benefit)                  1.3              3.0              3.9            163.2             46.6
                                              ----              ---              ---            -----            -----
Net income (loss)                             (0.5)%            3.7%             2.4%           823.1%           (27.8%)
                                              ====              ===              ===            =====            =====

*   Negligible
** Not meaningful

  FISCAL 2001 COMPARED TO FISCAL 2000

          Net sales for fiscal 2001 were approximately $198,364,000, an increase of $21,016,000, or 11.9% over the prior fiscal year. The increase in sales is primarily attributable to an increase in same store sales as well as the opening in February 2000 of one additional Bang & Olufsen store and the acquisition of Showcase Home Entertainment. Sales increased in the core categories of audio, video, and mobile electronics and were partially offset by a decrease in sales of personal electronics, which we have de-emphasized in our product mix. Comparable store sales increased 7.1% during fiscal 2001.

         Gross profit represents net sales less cost of goods sold. Cost of goods sold includes the cost of merchandise net of vendor rebates and discounts and allowances for product shrinkage and obsolescence. Our gross profit was approximately $70,619,000, an increase of $8,327,000, or 13.4%, in fiscal 2001 over the prior fiscal year. The increase in gross profit is directly related to our increase in sales resulting from increased demand for custom labor, home theater systems, digital audio and video equipment, along with a sales mix of higher margin products. Our gross margin percentage was 35.6% in fiscal 2001 compared to 35.1% in fiscal 2000.

         Selling, general and administrative expenses, which we refer to as SG&A, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities, and depreciation. SG&A expenses for fiscal 2001 were approximately $61,061,000, an increase of $5,551,000, or 10.0%, over the prior fiscal year. This increase in SG&A expenses was due to increased sales commissions, which are based on the gross profit of products and services sold, increased costs associated with new stores opened in fiscal 2001, and an increase due to the acquisition of Showcase Home Entertainment, net of reduction in advertising costs. SG&A expenses as a percentage of net sales decreased to 30.8% in fiscal 2001 from 31.3% in the prior fiscal year. The decrease was partially attributable to a lower rate of growth in SG&A expenses due to some fixed expenses, during a period of increased sales from existing and new stores.

          Income from operations in fiscal 2001 was $9,558,000, an increase of $2,776,000, or 40.9%, over the prior fiscal year. Income from operations as a percentage of net sales increased to 4.8% in fiscal 2001 from 3.8% in fiscal 2000.

          Interest expense for fiscal 2001 was $1,968,000, an increase of $602,000 from the prior fiscal year. The increase in interest expense is primarily reflective of a increased level of borrowings net of a decrease in the effective interest rate, in relation to the prior fiscal year.

         Other income and expense in 2001 includes a $561,000 charge for the termination of a proposed secondary offering and $695,000 of income from the settlement of certain litigation.

          In fiscal 2001, we recorded net tax expense of $3,075,000, our effective tax rate was approximately 39.5% in fiscal 2001.

          Net income for fiscal 2001 was approximately $4,709,000, or $1.23 per share basic and $1.08 per share diluted, as compared to a net income of approximately $6,526,000, or $1.74 per share basic and $1.55 per share diluted, in fiscal 2000. The reduction in net income for fiscal 2001 was primarily a result of income tax expense in fiscal 2001 as compared to an income tax benefit in fiscal 2000.

  FISCAL 2000 COMPARED TO FISCAL 1999

          Net sales for fiscal 2000 were approximately $177,349,000, an increase of $25,225,000 or 16.6% over the prior year. The increase in sales was primarily attributable to an increase in same store sales along with a full year's operation of the two new full-size stores and two Bang & Olufsen stores opened in the prior fiscal year and one additional Bang & Olufsen store acquired in June 1999. Sales increased in the core categories of audio, video, and mobile electronics and were partially offset by a decrease in sales of cellular phones, which have been de-emphasized in our product mix. Comparable store sales increased 13.1% for fiscal 2000 as compared to the prior fiscal year.

         Our gross profit was approximately $62,292,000, an increase of $9,061,000, or 17.0%, in fiscal 2000 over the prior year. The increase in gross profit was directly related to our increase in sales resulting from increased demand for custom labor, home theater systems, digital audio and video equipment, along with a sales mix of higher margin products. Our gross margin percentage was 35.1% in fiscal 2000 compared to 35.0% in fiscal 1999.

         SG&A expenses for fiscal 2000 were approximately $55,510,000, an increase of $5,617,000, or 11.3%, over the prior year. The reasons for the increase in SG&A expenses were due to increased sales commissions, which are based on the gross profit of products and services sold, increased operating costs associated with new stores opened in late fiscal 1999 and in fiscal 2000, partially offset by a reduction in advertising costs. SG&A as a percentage of net sales decreased to 31.3% in fiscal 2000 from 32.8% in the prior year. The decrease was partially attributable to the rate at which SG&A expenses, based on sales or gross margin, increase in relation to fixed expenses, during a period of increased comparable store sales and new store sales.

          Income from operations in fiscal 2000 was $6,782,000, an increase of $3,444,000, or 103.2%, over the prior fiscal year. Income from operations as a percentage of net sales increased to 3.8% in fiscal 2000 from 2.2% in fiscal 1999.

          Interest expense for fiscal 2000 was $1,367,000, a reduction of $50,000 from the prior year. The reduction in interest expense was primarily reflective of a decreased level of borrowings net of an increase in the effective interest rate in relation to the comparable periods in the prior fiscal year.

          In fiscal 2000, we recorded a net tax benefit of $1,218,000, which included a provision for income taxes payable based on pretax operating income, net of a reduction in the valuation reserve on deferred tax assets of $3,259,000. The valuation reserve was reduced because of our return to sustained profitability and customer acceptance of new technology. The increase in the valuation reserve in the earlier periods resulted in an increase in the effective tax rate as a percent of pretax operating income. At January 31, 2000, there was no valuation allowance for deferred tax assets.

          Net income for fiscal 2000 was approximately $6,526,000, or $1.74 per share basic and $1.55 per share diluted, as compared to a net income of approximately $707,000, or $.19 per share basic and $.18 per share diluted, in fiscal 1999. The improvement in net income for fiscal 2000 was primarily a result of increased gross profit resulting from increased same store sales, additional stores and the reduction of the valuation reserve for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, our primary sources of capital for working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, acquisitions, as well as working capital to support our inventory requirements and SG&A expenses.

          In fiscal 2001, net cash provided by operating activities was approximately $909,000 resulting primarily from cash flows from net income of $4,709,000, which was reduced by increases in inventory of $7,826,000 and receivables of $1,210,000 and was increased by the increase in accrued liabilities of $1,331,000. In connection with our store expansion program, $5,076,000 of capital expenditures were incurred with an additional expenditure of $4,634,000 for the acquisition of Showcase Home Entertainment and were funded from increased borrowings, $909,000 in net cash flows generated from operations and proceeds from the sale of assets. We had working capital of approximately $8,256,000 as of January 31, 2001, a decrease from approximately $13,020,000 from January 31, 2000. The decrease in working capital resulted primarily from increases in short term borrowings, accounts payable and accrued liabilities which were partly offset by increases in inventories and receivables.

          Our revolving credit facility was scheduled to expire on July 31, 2001 and was amended on April 19, 2001 to expire on July 31, 2004. The terms of the amended facility allow us to borrow, repay, and reborrow up to $40,000,000 based upon a borrowing base equal to the lesser of 70% of eligible inventory, as defined, at cost, or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The amended revolving credit facility bears interest on the outstanding balance at prime rate plus .5% and allows for a LIBOR pricing option for one, two, three or six month periods at 1.75% over the corresponding LIBOR rate for the respective period. We pay a monthly fee based upon the unused portion of the commitment which varies based upon the average outstanding loan balance at .375% per annum. We incurred a renewal and amendment fee of $100,000. We are in compliance with all of our loan covenants.

          The amended revolving credit facility contains various affirmative and negative covenants including those requiring us to maintain a quarterly calculation of minimum EBITDA based on trailing 12 months performance. The revolving credit facility limits the incurrence of additional debt, capital expenditures, acquisitions and investments and prohibits cash dividends.

          Borrowings under the revolving credit facility are collateralized by our assets, including our cash depository accounts, trade receivables, inventory, some fixed assets and intangible assets.

         The interest rate under our revolving credit facility ranged between 8.03% and 10.25% during fiscal 2001. The 8.03% rate is a result of the LIBOR pricing option included as part of the revolving credit facility. As of January 31, 2001, the outstanding borrowings under our revolving credit facility were approximately $18,141,000. The increase of approximately $10,830,000 in outstanding borrowings in fiscal 2001 is primarily attributable to capital expenditures and the acquisition of Showcase Home Entertainment.

          In December 1999, we entered into a three year $5,000,000 term loan agreement. Under the terms of the agreement, principal and interest is payable in monthly installments at an effective interest rate of 9.96%. Proceeds from the term loan financing were used to repay borrowings under the revolving credit facility. The term loan is collateralized by the majority of our fixed assets.

          The term loan agreement contains various affirmative and negative covenants including those requiring us to maintain a quarterly ratio of current assets to current liabilities of not less than 1.0 to 1.0 and working capital at the end of each quarter of at least $2,000,000. In addition, cumulative net losses after October 1, 1997 may not exceed $4,000,000 and, until January 31, 2001, we were required to maintain a minimum interest coverage ratio as defined of no less than 3.50 to 1.00.

          We currently believe that funds from our operations and borrowings available under our revolving credit facility and vendor credit programs will be sufficient to satisfy our currently projected operating cash requirements, and our store expansion and relocation plans during fiscal 2002. However, in order to continue store expansions and upgrades beyond 2002 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing.

SEASONALITY AND QUARTERLY RESULTS

          Historically, our business has been subject to seasonal variations, with greater sales and profits being realized during the year-end holiday season. One of the goals of our current marketing strategy is to minimize seasonal fluctuations by increasing our promotional activity during the remainder of the year. These promotions are made by advertising through newspapers, radio, catalogs, and direct mail, and include vendor specific promotional sales in selected months. In addition to traditional consumer demand cycles, our results of operations fluctuate based on a number of factors including the timing of new store openings, relocations, changes in volume-related rebates from manufacturers, merchandising costs, price changes or unfavorable local, regional or national economic developments that result in reduced consumer spending.


                                APRIL 30, JULY 31,   OCTOBER 31,    JANUARY 31,   APRIL 30,   JULY 31,  OCTOBER 31,  JANUARY 31,
                                 1999       1999         1999         2000         2000        2000         2000        2001
                                --------  -------    -----------    -----------   ---------   --------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)

Net sales                       $38,468      $40,684    $39,263      $58,934      $42,676      $41,815      $44,616      $69,257
Gross profit                     13,588       13,965     14,074       20,665       15,077       14,906       16,436       24,200
Income from operations              961        1,227      1,266        3,328        1,515        1,586        2,040        4,417
Income before income taxes
  (benefit)                         621          881        958        2,848        1,108        1,130          997        4,549


INFLATION

         We believe, because of competition among manufacturers and technological changes in the consumer electronics industry, inflation has not had a significant effect on results of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25 for certain issues. The interpretation was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. The Company adopted SFAS 133 on February 1, 2001, adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. We adopted the provisions of SAB 101 in the fourth quarter of fiscal 2001. Adoption of SAB 101 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing our current expectations, beliefs, estimates or intentions concerning our future performance and operating results, our products, services, markets and industry, and/or future events relating to or effecting us and our business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Our actual results or achievements could differ materially from those indicated by the forward-looking statements because of various risks, and uncertainties related to and including, without limitation, the effectiveness of our business and marketing strategies, our product mix, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by us, management of expenses, gross profit margins, our ability to open new stores and improve performance at existing locations, our ability to effectively integrate the new Showcase Home Entertainment operations with our existing operations, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of our business and the other risks and factors detailed in this report and in our other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond our ability to control. In many cases, we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

RISK FACTORS

         You should carefully consider the risks and uncertainties described below and all the other information included in this annual report. Any of the following risks could have a material adverse effect on our business, financial condition or operating results.

IF NEW PRODUCTS ARE NOT INTRODUCED OR ACCEPTED BY CONSUMERS, OR IF WE DO NOT ACCURATELY PREDICT AND RESPOND TO CONSUMER DEMANDS FOR NEW PRODUCTS, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

         The demand for our products depends to a large extent on the periodic introduction and availability of new products and technologies by third parties. Many products that incorporate the newest technologies, such as DVD and HDTV, are subject to significant technological changes and pricing limitations. They are also subject to the actions and cooperation of third parties such as cable and satellite television broadcasters and movie distributors. These products or other new products, including new digital formats, may never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies, without a comparable increase in sales of new products in the same period due to uncertainty regarding consumer acceptance of the new products. Significant deviation from the projected demand for products we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would have a material adverse effect on our results of operations and financial condition.

A DECLINE IN GENERAL ECONOMIC CONDITIONS COULD RESULT IN REDUCED CONSUMER DEMAND FOR THE PRODUCTS WE SELL AND COULD NEGATIVELY AFFECT OUR BUSINESS.

   When general economic conditions are uncertain or negative, consumers may choose to spend less on luxury items. As such, a downturn in the U.S. economy or an uncertain economic outlook could cause a decrease in the consumer demand for many of the products that we market. Current economic volatility may negatively effect our results of operations for fiscal 2002.

WE OPERATE IN A HIGHLY COMPETITIVE BUSINESS ENVIRONMENT AND MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

   The retail consumer electronics industry is highly competitive. We primarily compete against retailers that specialize in one or more types of consumer electronics. We also compete against national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics similar and in some cases identical to those we sell. The large format stores continually expand their geographic markets, and that expansion may increase competition within our markets. To a lesser extent, we compete with Internet retailers of electronic goods. Some of our competitors have substantially greater financial resources than we do, which may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. A number of different competitive factors could have a material adverse effect on our results of operations and financial condition, including: adoption by existing competitors of a merchandising strategy of upscale products within innovative store formats; pricing strategies on identical products; expansion by existing competitors; entry by new competitors into markets in which we currently operate; and increased operational efficiencies of competitors.

IF WE DO NOT MANAGE OUR GROWTH WELL, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

   Our future growth depends on our ability to open new stores in both existing and new geographic markets and to operate those stores profitably. We may not be able to achieve successful expansion or to integrate effectively any new stores into our existing operations. If we open additional stores in new geographic markets, we may face competitive and merchandising challenges different from those we currently face or previously faced within our existing geographic markets. In addition, we may incur higher costs related to advertising, administration and distribution as we enter new markets. There are a number of factors which could affect our ability to open new stores. Some of these factors also affect the ability of our newly opened stores to achieve sales and profitability levels comparable with our existing stores, or to become profitable at all. These factors include: our identification and acquisition of suitable sites and the negotiation of acceptable leases for our stores; our ability to hire, train and retain skilled personnel; the availability of adequate management and financial resources; our ability to adapt our distribution and other operational and management systems to an expanded network of stores; the ability and willingness of vendors to supply products to us on a timely basis at competitive prices; continued consumer demand for our products at levels that can support acceptable profit margins; our ability to effectively compete in new markets; and our ability to achieve cost effective print and radio advertising.

SINCE A MAJORITY OF OUR STORES ARE LOCATED IN THE STATE OF FLORIDA, OUR BUSINESS COULD BE MATERIALLY HARMED BY CONDITIONS AFFECTING THE STATE OF FLORIDA.

   Out of the 33 stores we operate, 30 stores are located in the State of Florida. The geographical concentration of our stores makes us particularly vulnerable to adverse events in these markets, including regional competition, unfavorable regional economic conditions or adverse weather events such as hurricanes.

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES WHICH RESULT IN FLUCTUATIONS IN OUR QUARTERLY RESULTS.

   Seasonal shopping patterns affect our business. The fourth quarter, which includes the holiday shopping season, generates a substantial portion of our operating income. As a result, any factors negatively affecting us during the fourth calendar quarter, including insufficient quantities of products from vendors or adverse weather, could have a material adverse effect on our results of operations for the entire year.

OUR OPERATING RESULTS AND COMPARABLE STORE SALES MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH COULD CAUSE OUR STOCK PRICE TO DROP.

   Our quarterly results of operations and comparable store sales may fluctuate based upon the following factors: timing of new store openings and new store acquisitions; the amount of net sales contributed by new and existing stores; our sales mix; profitability of sales of particular products; consumer trends; changes in our product offering; timing of promotional events; adverse weather conditions; opening of new stores within geographic areas where we have existing stores; and the amount of store pre-opening expenses. Fluctuations in our net income, quarterly operating results or comparable store results could cause the price of our common stock to decline.

OUR EXECUTIVE OFFICERS ARE IMPORTANT TO OUR BUSINESS AND THEIR LOSS WOULD NEGATIVELY AFFECT US.

   Our success depends upon the active involvement of senior management personnel, particularly Peter Beshouri, our Chairman of the Board, Chief Executive Officer and President, and Michael Blumberg, our Senior Vice President. The loss of the full-time services of Messrs. Beshouri or Blumberg or other members of senior management could have a material adverse effect on our results of operations and financial condition. We have entered into employment agreements with Messrs. Beshouri, Blumberg, Christopher O'Neil, our Executive Vice President, Chief Operating Officer and Secretary, and Kenneth L. Danielson, our Chief Financial Officer and Treasurer.

OUR GROWTH STRATEGY PARTIALLY DEPENDS ON ACQUISITIONS. IF WE ARE UNABLE TO ACQUIRE BUSINESSES ON FAVORABLE TERMS OR SUCCESSFULLY INTEGRATE AND MANAGE THE BUSINESSES ACQUIRED, OUR BUSINESS AND FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

   We recently completed the acquisition of the assets of Showcase Home Entertainment of the Southwest, LLC and we plan to continue to evaluate opportunities to acquire additional stores and operations in Florida and nationally as opportunities arise. Acquisitions may result in greater administrative burdens and in additional operating costs and, if financed with debt, additional interest costs. Acquisitions may involve the following risks: diversion of management's attention to the assimilation of operations and personnel of the acquired companies; the difficulty of integrating acquired companies into our management information and financial reporting systems; possible adverse short-term effects on our operating results and an adverse impact on earnings from the amortization of acquired intangible assets or other costs; if financed with equity, potential per share dilution to existing shareholders; and facing different competitive and merchandising challenges than those we currently face. We cannot assure you that the acquisition of Showcase Home Entertainment of the Southwest will be successful or profitable. There can be no assurance that we will be able to find, finance and complete suitable acquisitions on terms acceptable to us, that we will be able to integrate effectively any acquisitions made, that the businesses acquired can be operated profitably, or that we can assimilate the operations of those businesses into our own operations.

WE RELY ON A LIMITED NUMBER OF SUPPLIERS AND ARE DEPENDENT ON CONTINUED RELATIONSHIPS WITH THEM.

   The success of our business depends to a significant degree upon our ability to obtain merchandise from our suppliers, particularly our brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Panasonic, Yamaha, B&W, Alpine and Bang & Olufsen. We do not have any long term merchandise purchase contracts with any manufacturers or other vendors and typically order our inventory through purchase orders. Of the approximately 150 manufacturers from whom we purchase products, five accounted for approximately 56% of our purchases during fiscal 2001. The loss of any of these key vendors or our failure to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition. It is possible that we will be unable to acquire sufficient quantities or an appropriate mix of consumer electronics at acceptable prices.

COSTS AND AVAILABILITY OF THE INVENTORY WE PURCHASE FROM FOREIGN VENDORS OR THEIR DOMESTIC AFFILIATES MAY BE SUBJECT TO GREATER UNPREDICTABILITY THAN DOMESTICALLY PURCHASED INVENTORY.

   We purchase a portion of our inventory from overseas vendors, particularly vendors headquartered in Japan or their domestic affiliates. While all of our purchases are made in U.S. dollars, changes in trade regulations, currency fluctuations or other factors may increase the cost of items we purchase from foreign vendors or create shortages of these items, which could in turn have a material adverse effect on our results of operations and financial condition.

WE MAY NEED ADDITIONAL CAPITAL AND MAY NOT BE ABLE TO OBTAIN IT.

   We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for the next 12 months. However, if we need to raise additional funds in order to support further expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements, we have no assurance that additional financing will be available when needed on terms favorable to us.

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS OUR STOCK PRICE.

   As of the date hereof, we have 4,073,745 shares of common stock outstanding and approximately 907,000 shares of common stock are issuable pursuant to currently exercisable options and warrants. Sales of substantial amounts of common stock in the public market, or the perception that those sales could occur, could have a material adverse effect on the market price of the common stock.

WE HAVE ANTITAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

   Some provisions of our articles of incorporation, bylaws and Florida law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we have a staggered board of directors and cumulative voting can be used if so elected by a holder of 15% or more of our common stock. In May 1997, our board of directors adopted a common stock purchase rights plan and subsequently declared a dividend distribution of one common stock purchase right on each outstanding share of common stock. As amended, each right has an initial exercise price of $50.00 for one share of common stock. Generally, the rights will be exercisable only if a person or group acquires 15% or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon that occurrence, each right, other than rights owned by the person or group making that acquisition or announcing that tender offer, will entitle the holder to purchase from us the number of shares of common stock having a market value equal to twice the exercise price of the right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15% or more of the common stock, the rights are redeemable for $.001 per right at the option of the board of directors. The rights plan could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us without negotiating with our board of directors.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO CONTROL AND GENERALLY DIRECT THE AFFAIRS OF OUR COMPANY.

   Our executive officers and directors beneficially own approximately 21.49% of our outstanding common stock. As a result, those parties would be able to significantly influence our affairs if they were to act together.

OUR STOCK PRICE MAY BE VOLATILE, WHICH MIGHT MAKE IT HARDER TO SELL SHARES AT A PREDICTABLE PRICE, IF AT ALL, AND MAY ALSO RESULT IN LITIGATION AGAINST US THAT COULD NEGATIVELY IMPACT OUR BUSINESS.

   The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a variety of internal and external factors. The stock market in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad market factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and our resources, which would materially adversely affect our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates is limited to our outstanding revolving credit borrowings. Based on our outstanding revolving credit borrowings at the end of fiscal 2001, a one percent change in the average effective interest rate would have an effect on income before income taxes of approximately $181,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Consolidated Financial Statements and notes thereto and the Consolidated Financial Statement Schedule and the report of the independent auditors thereon set forth on pages F-1 to F-23 and S-1 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference from the Registrant's 2001 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K, except that the information regarding the Registrant's executive officers called for by Item 401 of Regulation S-K has been included in Item 4.1 in PART I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference from the Registrant's 2001 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Incorporated by reference from the Registrant's 2001 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference from the Registrant's 2001 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

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

EXHIBIT
  NO.
-------


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

10.1         Loan and Security Agreement (without schedules), dated as of April 11, 1996, between the
             Registrant and Foothill Capital Corporation (incorporated by reference from the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit
             10.2, File No. 0-15194) Amendment Number One to Loan and Security Agreement dated as of
             December 8, 1997 between Registrant and Foothill Capital Corporation (incorporated by reference from the Registrant's Quarterly Report on form 10-Q for the quarter ended
             December 1, 1997, Exhibit 10.1, File No. 0-15194) Amendment Number Two to Loan and
             Security Agreement dated as of January 31, 1999 between Registrant and Foothill Capital
             Corporation (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.1, File No. 0-15194) Combined
             Amendment Number One to Loan and Security Agreement dated as of April 16, 2001 between
             Registrant and Foothill Capital Corporation (filed herewith)

10.2         Master Security Agreement dated as of December 23, 1999 between the Registrant and Heller
             Financial Leasing, Inc. (incorporated by reference from the Registrant's Annual Report on
             Form 10-K for the fiscal year ended January 31, 2000, Exhibit 10.2, File No. 0-15194).



EXHIBIT
  NO.
-------


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



EXHIBIT
  NO.
-------


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


EXHIBIT
  NO.
-------


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

10.18        Employment Agreement, dated as of January 31, 1999, between the Registrant and Kenneth L.
             Danielson (incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1999, Exhibit 10.3, File No. 0-15194) Amended and Restated
             Employment Agreement dated as of January 2, 2001 (filed herewith)

10.19        Employment Agreement, dated as of January 31, 1999, between the Registrant and Christopher
             P. O'Neil (incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1999, Exhibit 10.3, File No. 0-15194) Amended and Restated
             Employment Agreement dated as of January 2, 2001 (filed herewith)

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


          (b)   Reports on Form 8-K.
                 No Reports on Form 8-K were filed during the last quarter of fiscal year 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2001.

                                         Sound Advice, Inc.

                                         By: /s/ PETER BESHOURI
                                             ---------------------------------
                                               Peter Beshouri

                                               CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  SIGNATURE                                    TITLE                                           DATE
                  ---------                                    -----                                           ----
    /s/        PETER BESHOURI                        Chairman of the Board,                               April 30, 2001
----------------------------------------             President and Chief Executive
               Peter Beshouri                        (Principal Executive Officer)

    /s/       MICHAEL BLUMBERG                       Director, Senior Vice President                      April 30, 2001
----------------------------------------             and Secretary
              Michael Blumberg

    /s/        G. KAY GRIFFITH                       Director                                             April 30, 2001
----------------------------------------
              G. Kay Griffith

    /s/      WILLIAM HAGERTY, IV                     Director                                             April 30, 2001
----------------------------------------
            William Hagerty, IV

    /s/       HERBERT A. LEEDS                       Director                                             April 30, 2001
----------------------------------------
              Herbert A. Leeds

    /s/     KENNETH L. DANIELSON                     Chief Financial Officer and                          April 30, 2001
----------------------------------------             Treasurer (Principal Financial
            Kenneth L. Danielson                     and Accounting Officer)



                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                   PAGE
                                                                 ----------

Independent Auditors' Report                                     F-2

Consolidated Financial Statements:
Consolidated Balance Sheets                                      F-3
Consolidated Statements of Income                                F-4
Consolidated Statements of Shareholders' Equity                  F-5
Consolidated Statements of Cash Flows                            F-6 to F-7
Notes to Consolidated Financial Statements                       F-8 to F-23

Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts             S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sound Advice, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Advice, Inc. and subsidiaries (the "Company") as of January 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule on valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Advice, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with accounting principles general accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Fort Lauderdale, Florida
March 29, 2001

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           JANUARY 31, 2001 AND 2000


                                                                          2001            2000
                                                                      -----------      ----------
ASSETS
Current assets:
    Cash                                                              $ 2,094,348         564,898
    Receivables:
      Vendors                                                           4,776,621       3,979,027
      Trade                                                             1,517,142       1,024,652
      Employees                                                           411,997         431,775
                                                                      -----------      ----------
                                                                        6,705,760       5,435,454
      Less allowance for doubtful accounts                                389,300         508,640
                                                                      -----------      ----------
                                                                        6,316,460       4,926,814
    Inventories, net                                                   46,000,745      35,459,724
    Prepaid and other current assets                                      907,910         830,407
    Deferred tax assets                                                 1,412,154       1,599,578
                                                                      -----------      ----------
           Total current assets                                        56,731,617      43,381,421
Property and equipment, net                                            17,870,476      15,024,047
Deferred tax assets, noncurrent                                         2,197,302       1,915,130
Other assets                                                              509,452         435,389
Goodwill, net                                                           6,721,876         176,472
                                                                      -----------      ----------
                                                                      $84,030,723      60,932,459
                                                                      ===========      ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                                    $ 2,899,440       1,662,351
    Borrowings under revolving credit facility                         18,141,443       7,309,531
    Current maturities of long-term debt                                1,569,569       1,516,834
    Accounts payable                                                   12,745,439       9,884,337
    Income taxes payable                                                1,086,872         781,041
    Accrued liabilities                                                12,033,256       9,096,046
    Deferred tax liabilities                                                   --         111,156
                                                                      -----------      ----------
           Total current liabilities                                   48,476,019      30,361,296
Long-term debt, excluding current maturities                            1,937,303       3,363,424
Capital lease obligation, excluding current installments                1,235,449         788,444
Other liabilities and deferred credits                                  3,531,100       3,727,568
                                                                      -----------      ----------
           Total liabilities                                           55,179,871      38,240,732
                                                                      -----------      ----------
Shareholders' equity:
    Common stock; $.01 par value.  Authorized 10,000,000 shares;
      issued and outstanding 3,973,245 at January 31, 2001 and
      3,766,394 shares at January 31, 2000                                 39,733          37,664
    Additional paid-in capital                                         12,623,183      11,175,205
    Retained earnings                                                  16,187,936      11,478,858
                                                                      -----------      ----------
           Total shareholders' equity                                  28,850,852      22,691,727
Commitments and contingencies
                                                                      -----------      ----------
                                                                      $84,030,723      60,932,459
                                                                      ===========      ==========


See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                                 2001               2000               1999
                                                             -------------       ------------       ------------
Net sales                                                    $ 198,364,222        177,348,675        152,123,841
Cost of goods sold                                             127,745,124        115,056,780         98,893,332
                                                             -------------       ------------       ------------
        Gross profit                                            70,619,098         62,291,895         53,230,509
Selling, general and administrative expenses                    61,061,160         55,510,026         49,892,795
                                                             -------------       ------------       ------------
        Income from operations                                   9,557,938          6,781,869          3,337,714
Other income (expense):
    Interest expense                                            (1,968,401)        (1,366,863)        (1,417,017)
    Other income (expense)                                         194,541           (106,951)            96,311
                                                             -------------       ------------       ------------
        Income before income taxes (benefit)                     7,784,078          5,308,055          2,017,008
Income taxes (benefit)                                           3,075,000         (1,217,661)         1,310,000
                                                             -------------       ------------       ------------
        Net income                                           $   4,709,078          6,525,716            707,008
                                                             =============       ============       ============
Common and common equivalent per share amounts:
    Basic net income per share                               $        1.23               1.74               0.19
                                                             =============       ============       ============
    Diluted net income per share                             $        1.08               1.55               0.18
                                                             =============       ============       ============
Weighted average number of shares outstanding - basic            3,830,559          3,745,999          3,729,519
                                                             =============       ============       ============
Weighted average number of shares outstanding - diluted          4,357,002          4,223,684          3,965,333
                                                             =============       ============       ============


See accompanying notes to consoldiated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


                                                      COMMON STOCK
                                              -----------------------------
                                               NUMBER OF                       ADDITIONAL       RETAINED
                                                 SHARES         AMOUNT       PAID-IN CAPITAL    EARNINGS               TOTAL
                                              -------------  --------------  ---------------  --------------       --------------
Balance, January 31, 1998                      3,728,894         $37,289         11,058,655          4,246,134         15,342,078
    Net income                                        --              --                 --            707,008            707,008
    Issuance of common stock                       5,000              50              8,800                 --              8,850
                                               ---------         -------         ----------         ----------         ----------
Balance, January 31, 1999                      3,733,894          37,339         11,067,455          4,953,142         16,057,936
    Net income                                        --              --                 --          6,525,716          6,525,716
    Issuance of common stock                      32,500             325             60,500                 --             60,825
    Tax benefit on exercise of options                --              --             47,250                 --             47,250
                                               ---------         -------         ----------         ----------         ----------
Balance, January 31, 2000                      3,766,394          37,664         11,175,205         11,478,858         22,691,727
    Net income                                        --              --                 --          4,709,078          4,709,078
    Issuance of common stock                      34,000             340             94,671                 --             95,011
    Issuance of common stock
      associated with acquisition                172,851           1,729          1,311,939                 --          1,313,668
    Tax benefit on exercise of options                --              --             41,368                 --             41,368
                                               ---------         -------         ----------         ----------         ----------
Balance, January 31, 2001                      3,973,245         $39,733         12,623,183         16,187,936         28,850,852
                                               =========         =======         ==========         ==========         ==========


See accompanying notes to consolidated financial statements.

                      SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                                         2001                  2000                  1999
                                                                     -------------          ------------          ------------
Cash flows from operating activities:
    Net income                                                       $   4,709,078             6,525,716               707,008
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                    3,902,660             3,459,232             3,402,591
        (Gain) loss on disposition of assets                               (42,500)              117,243               (26,782)
        Deferred income taxes                                             (205,904)           (3,403,552)                   --
        Income tax benefit from exercise of options                         41,368                47,250                    --
        Changes in operating assets and liabilities,
          net of acquisition:
          Decrease (increase) in:
            Receivables                                                 (1,210,446)            1,216,756            (1,464,349)
            Inventories                                                 (7,825,554)           (4,400,379)               40,166
            Prepaid and other current assets                               (59,621)             (358,285)             (110,044)
            Income taxes receivable                                             --                    --                55,000
            Other assets                                                   (89,722)             (338,349)               18,972
          Increase (decrease) in:
            Accounts payable                                               249,120            (2,425,755)             (853,721)
            Income taxes payable                                           305,831              (290,907)              228,749
            Accrued liabilities                                          1,331,465             2,496,355               (60,028)
            Other liabilities and deferred credits                        (196,468)             (409,208)              508,295
                                                                     -------------          ------------          ------------
               Net cash provided by operating activities                   909,307             2,236,117             2,445,857
                                                                     -------------          ------------          ------------
Cash flows from investing activities:
    Capital expenditures                                                (5,075,910)           (3,237,447)           (5,435,393)
    Proceeds from disposition of assets                                    354,146               840,487                54,514
    Acquisitions                                                        (4,634,622)             (319,120)                   --
                                                                     -------------          ------------          ------------
               Net cash used in investing activities                    (9,356,386)           (2,716,080)           (5,380,879)
                                                                     -------------          ------------          ------------
Cash flows from financing activities:
    Borrowings on revolving credit facility                            232,282,083           198,162,390           171,564,703
    Repayments on revolving credit facility                           (221,450,171)         (204,628,795)         (168,488,919)
    Principal payments on long-term debt                                (1,871,853)             (587,225)             (179,020)
    Proceeds from issuance of long-term debt                                    --             5,000,000                    --
    Increase in cash overdraft                                           1,237,089             1,662,351                    --
    Principal payments under capital lease obligations                    (315,630)               (8,736)               (7,933)
    Proceeds from exercise of stock options                                 95,011                60,825                 8,850
                                                                     -------------          ------------          ------------
               Net cash provided by (used in) financing
                 activities                                              9,976,529              (339,190)            2,897,681
Net increase (decrease) in cash                                          1,529,450              (819,153)              (37,341)
Cash at beginning of year                                                  564,898             1,384,051             1,421,392
                                                                     -------------          ------------          ------------
Cash at end of year                                                  $   2,094,348               564,898             1,384,051
                                                                     =============          ============          ============
Supplemental disclosures of cash flow information:
    Interest paid                                                    $   1,673,330             1,232,823             1,243,640
                                                                     =============          ============          ============
    Income taxes paid, net of refunds                                $   2,933,705             2,429,873             1,035,000
                                                                     =============          ============          ============



                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999



                                                                                 2001             2000
                                                                             -----------         -------
Supplemental disclosures of fair value of assets
    acquired and liabilities assumed
    in connection with acquisitions:
       Receivables                                                           $   179,200              --
       Inventory                                                               2,715,467          71,519
       Prepaid expenses and other assets                                          17,882              --
       Fixed assets                                                            1,038,731         148,640
       Goodwill                                                                6,692,863          98,961
       Other assets                                                               20,341              --
                                                                             -----------         -------
           Total assets                                                      $10,664,484         319,120
                                                                             ===========         =======
       Accounts payable                                                        2,611,982              --
       Customer deposits                                                       1,216,652              --
       Accrued expenses                                                          389,093              --
       Notes payable                                                             498,467              --
                                                                             -----------         -------
           Total liabilities                                                   4,716,194              --
                                                                             -----------         -------
       Less common stock issued to seller                                      1,313,668              --
                                                                             -----------         -------
           Net cash used in acquisition                                      $ 4,634,622         319,120
                                                                             ===========         =======

See accompanying notes to consolidated financial statements.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    DESCRIPTION OF BUSINESS

              Sound Advice, Inc. and subsidiaries (the "Company") operate in a single-business segment, which is the retailing and servicing of home and car audio systems, projection and conventional view television, video products, personal electronics, home entertainment furniture, custom design and installation services, repair services and accessories. The Company operates 24 Sound Advice stores, five Bang & Olufsen stores and one Electronic Interiors store in Florida. Additionally, the Company operates two Showcase Home Entertainment stores in Scottsdale and Chandler, Arizona and one home theater showroom located in The Great Indoors store in Scottsdale.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (C)    RECEIVABLES

              Receivables from vendors consist of cooperative advertising and other amounts earned based on market development agreements along with various promotional and other advertising incentive programs. The funds received under these programs are determined based upon specific agreements with the vendors and/or the inclusion of the vendors' products in the Company's advertising and promotional programs. Once earned, the funds are recorded as a reduction of advertising expense. Also included in receivables from vendors are amounts due for warranty repairs. Trade receivables consist primarily of amounts due from custom design accounts and credit card and finance companies resulting from customer purchases.

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

               DESCRIPTION                             YEARS
-----------------------------------         ----------------------------

Building                                    30
Furniture and equipment                     3 to 7
Leasehold improvements                      15 or term of lease, if shorter
Display fixtures                            3 to 7
Vehicles                                    3 to 5

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

       (F)    GOODWILL

              Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 10 to 15 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk of the acquired business. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. Goodwill is presented net of accumulated amortization of approximately $437,000 and $290,000 as of January 31, 2001 and 2000, respectively. Goodwill amortization expense for the years ended January 31, 2001, 2000 and 1999, approximated $147,000, $31,000 and $24,000, respectively.

       (G)    INCOME TAXES

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

       (H)    SELF-INSURANCE ACCRUALS

              The Company was self-insured beginning January 1, 1998, up to certain limits, for workers' compensation benefits and, accordingly, has accrued unpaid claims and associated expenses, including incurred, but not reported losses.

       (I)    REVENUE RECOGNITION

              The Company recognizes revenues from the sale of merchandise at the time the merchandise is delivered. Service revenues are recognized at the time the service is provided. The Company offers extended warranty service contracts on behalf of an unrelated third party. The Company recognizes net commission revenues for extended warranty service contracts sold as these contracts are sold on a nonrecourse basis to the Company. The Company includes proceeds from the sale of extended warranty contracts less the amounts due to the third party for the cost of such contracts in net sales at the time of sale as the earnings process has been completed. Net revenue from warranty contract sales represented approximately 2 percent of consolidated net sales for the years ended January 31, 2001, 2000 and 1999.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

       (J)    EXTENDED WARRANTY SERVICE CONTRACTS AND SALES INCENTIVE PROGRAM

              Prior to March 1993 and from July 1994 through May 1997, the Company, subject to certain conditions, offered the purchasers of extended warranty service contracts the right to apply the sales price of the contract towards future purchases of merchandise if the purchaser did not utilize the warranty contract during its term. Non-utilized warranty contracts are generally redeemable for a 60-day period after expiration of the contract. The term of the extended warranty service contracts is from one to five years. Effective June 1, 1997, the Company discontinued offering this program on future purchases. The total amount of extended warranty service contracts sold from July 1990 through February 1993 and July 1994 through May 1997 was approximately $21 million and $27 million, respectively. The Company records a liability at the time of sale for the estimated amount of future redemptions under this program. The overall redemption rate for the years ended January 31, 2001, 2000 and 1999 were approximately 8 percent, 4 percent and 7 percent of the value of the contracts issued, respectively. Such liability is based on estimates and, while management believes that such amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued liabilities with the remainder included in other liabilities and deferred credits. As of January 31, 2001 and 2000, the liability for estimated redemptions approximated $269,000 and $467,000, respectively. Amounts charged against the liability for redemptions approximated $198,000 and $376,000 for the years ended January 31, 2001 and 2000, respectively.

       (K)    ADVERTISING

              The Company expenses advertising costs as incurred. Advertising expense is recorded net of funds received from market development agreements, vendor advertising incentives and promotional programs. Advertising expense, net, for the years ended January 31, 2001, 2000 and 1999, approximated $2.2 million, $2.9 million and $3.6 million, respectively.

       (L)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

       (M)    FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

              The carrying amount of cash, receivables, borrowings under the revolving credit facility and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers, and approximates the carrying value.

              Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of vendor receivables. Although credit risk is affected by conditions and occurrences in the industry, the Company reviews the credit risk of specific vendors, historical trends and other information. Three and two vendors accounted for 48 percent and 45 percent of the Company's vendor receivables as of January 31, 2001 and 2000, respectively. The Company estimates an allowance for doubtful accounts based on the credit risk and payment trends of the vendor and customer. An adverse change in these factors would affect the Company's estimate of doubtful accounts.

              The Company is a specialty retailer in Florida and Arizona with a focus on upscale electronics and is a primary distributor in its markets for certain products. Although competitive sources of supply are available for most of its products, the loss of a source for which the Company is a primary distributor could have an adverse impact on the Company. The Company would most likely be able to replace these products, but such replacement products may not be widely available in all markets. Five vendors accounted for 56 percent, 53 percent and 53 percent of the Company's purchases during each of the years ended January 31, 2001, 2000 and 1999. The loss of one of these vendors could have an adverse impact on the Company. The Company's principal competitors include other retailers, department and discount stores, mass merchandisers, catalog showrooms and specialty stores. Many of the Company's competitors are national in scope and have greater financial resources than the Company.

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

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


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

       (P)    EARNINGS PER SHARE

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

                                                 2001               2000                1999
                                             -------------      -------------       -------------
Basic:
     Weighted average common shares
        outstanding                            3,830,559          3,745,999           3,729,519
                                             =============      =============       =============

Diluted:
     Weighted average common shares
        outstanding                            3,830,559          3,745,999           3,729,519
     Dilutive effect of options and
        warrants                                 526,443            477,685             235,814
                                             -------------      -------------       -------------

     Weighted average common shares
        outstanding - diluted
                                               4,357,002          4,223,684           3,965,333
                                             =============      =============       =============

              Outstanding options to purchase 222,000 shares of common stock at $8.00 per share were not included in the computation of diluted earnings per share for the year ended January 31, 2000 because the exercise price of the options was greater than the average market price of common shares for the year.

              Warrants to purchase 306,335 shares of common stock at $8.70 per share expired on June 14, 1999 and were not included in the computation of diluted earnings per share for the years ended January 31, 2000 and 1999 because the warrants exercise prices were greater than the average market price of common shares for each year.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

       (Q)    RECENT ACCOUNTING PRONOUNCEMENTS

              In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25 for certain issues. The interpretation was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000. Adoption of SAB 101, in the fourth quarter of 2001, did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

              In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. The Company adopted SFAS 133 on February 1, 2001. Adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

(2)    PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of the following:

                                                   2001                 2000
                                             ------------------  -------------------

Building                                    $        684,990             684,990
Furniture and equipment                           12,093,643          10,071,333
Leasehold improvements                            23,497,657          19,859,021
Display fixtures                                   8,249,196           7,654,874
Vehicles                                           1,039,601             884,195
                                             ------------------  -------------------
                                                  45,565,087          39,154,413
Less accumulated depreciation                     27,694,611          24,130,366
                                             ------------------  -------------------
Property and equipment, net                 $     17,870,476          15,024,047
                                             ==================  ===================

       Depreciation expense, including amortization of capital leases, for the years ended January 31, 2001, 2000 and 1999, approximated $3.7 million, $3.4 million and $3.4 million, respectively.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


(3)    DEBT

       (A)    REVOLVING CREDIT FACILITY

              In December 1997, the Company amended and extended its loan and security agreement for a revolving line of credit facility with its existing lender through July 31, 2001. The terms of the agreement were amended to allow the Company to borrow, repay and reborrow up to $25 million, based upon a borrowing base equal to the lesser of 70 percent of eligible inventory (as defined) at cost or 55 percent of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus 1 percent and allows for a LIBOR pricing option for one-, two-, three- or six-month periods at 2.5 percent over the corresponding LIBOR rate for the respective period. The Company pays a monthly fee based upon the unused portion of the commitment less $5 million at 0.375 percent per annum. The Company is obligated for an additional commitment fee of $50,000 per annum.

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

              Borrowings under the revolving credit facility are collateralized by the Company's assets, including depository accounts, receivables, inventory, property and equipment and intangible assets. The Company's borrowings balance under the line of credit facility were approximately $18,141,000 and $7,310,000 at January 31, 2001 and 2000, respectively.

              The effective interest rate on the outstanding loan balance under the financing arrangement in effect as of January 31, 2001 and 2000 was 9.1 percent and 10.4 percent, respectively.

              In April 2001, the Company amended and extended its loan and security agreement for a revolving line of credit facility with its existing lender through July 31, 2004. The terms of the agreement were amended to allow the Company to borrow, repay, and reborrow up to $40 million, based upon a borrowing base equal to the lesser of 70 percent of eligible inventory (as defined) at cost or 55 percent of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime plus .5 percent and allows for a LIBOR pricing option for one-, two-, three- or six-month periods at 2 percent over the corresponding LIBOR rate for the respective period. The Company pays a monthly fee based upon the unused portion of the commitment which varies upon the average outstanding loan balance at .375 percent per annum. The Company incurred a renewal and amendment fee of $100,000.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


              The amended loan and security agreement contains various affirmative and negative covenants requiring the Company to maintain a quarterly calculation of minimum EBITDA based on trailing 12 months performance. The amended loan and security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments, and prohibits cash dividends and the repurchase of capital stock.

       (B)    LONG-TERM DEBT

              Long-term debt consists of the following:


                                                                2001                2000
                                                          ------------------  ------------------

Note payable in monthly installments of $161,242,
     including interest at 9.96 percent, with the
     final payment due January 2003 collaterized
     by property and equipment                            $      3,363,424           4,880,258

Vehicle loans in monthly installments totaling
     $2,406, including interest ranging from 9.4%
     to 10.2% with the final payments due from
     March 2003 to June 2004                                        65,975                  --

Notes payable in monthly installments totaling
     $3,117, including interest ranging from 10.7%
     to 11.3% with the final payments due from
     October 2004 to December 2004                                 77,473                  --
                                                          ------------------  ------------------
        Total long-term debt                                    3,506,872           4,880,258
        Less current installments                               1,569,569           1,516,834
                                                          ------------------  ------------------
        Long-term debt, excluding current
           installments                                  $      1,937,303           3,363,424
                                                          ==================  ==================

              The aggregate maturities of long-term debt for each of the years subsequent to January 31, 2001 are approximately: 2002, $1,570,000; 2003, $1,873,000; 2004, $41,000; and 2005, $23,000.

              The master security agreement for the note payable due January 2003 contains various affirmative and negative covenants requiring the Company to maintain minimum ratios of current assets to current liabilities, working capital requirements and limits cumulative net losses from and after October 1, 1997. The master security agreement also limits the incurrence of additional debt, liens, capital expenditures, acquisitions and investments, and prohibits cash dividends and the repurchase of capital stock.

       (C)    LETTERS OF CREDIT

              The Company has standby letters of credit, in the aggregate of approximately $1.2 million, maturing at various dates through January 2002, primarily supporting self-insurance reserves. The letters of credit were not drawn upon as of January 31, 2001.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000



(4)    INCOME TAXES

       The components of income tax expense (benefit) for the Company are as follows:

                                         2001              2000             1999
                                    ----------------  ---------------- ----------------
Current:
     Federal                       $   2,801,615         1,864,683        1,202,276
     State                               479,289           321,208          107,724
                                    ----------------  ---------------- ----------------
                                       3,280,904         2,185,891        1,310,000
Deferred:
     Federal                            (175,810)       (2,906,089)              --
     State                               (30,094)         (497,463)              --
                                    ----------------  ---------------- ----------------
                                        (205,904)       (3,403,552)              --

        Total                      $   3,075,000        (1,217,661)       1,310,000
                                    ================  ================ ================

       Income tax expense (benefit) attributable to income from continuing operations was $3,075,000, $(1,217,661) and $1,310,000 for the years ended January 31, 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operation as a result of the following:

                                        2001            2000             1999
                                       ------          ------           ------

Computed expected income tax
     rate                                34.0%           34.0%            34.0%
Effect of state and local
     taxes, net of federal
     income tax benefit                   3.8            (4.6)             3.6

(Decrease) increase in
     beginning of year balance
     of federal valuation
     allowance for deferred
     tax asset                             --           (52.4)            25.1
Other                                     1.7              .1              2.2
                                       ------          ------           ------

        Effective income tax
           rate                          39.5%          (22.9)%           64.9%
                                       ======          ======           ======

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000



       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                           2001              2000
                                                                       ----------         ---------
Deferred tax assets:
     Accounts  receivable,  principally  due to allowance  for
        doubtful accounts                                              $  108,765           191,397
     Inventory adjustments                                                483,616           428,403
     Fixed  assets, principally due to differences in
        depreciation                                                    2,029,690         1,626,823
     Deferred gain on sale                                                 38,688            41,495
     Accrued rent expense                                                 844,639           866,465
     Accrued insurance                                                     27,817            33,518
     Provision for warranty redemption                                    101,184           201,219
     Lease incentive                                                       19,112            45,027
     Other                                                                  8,628            80,361
                                                                       ----------         ---------
        Total gross deferred tax assets                                 3,662,139         3,514,708

Deferred tax liabilities:
     Prepaid advertising                                                   24,619            34,572
     Prepaid insurance                                                     28,064            74,580
     Legal settlement expense                                                  --             2,004
                                                                       ----------         ---------
        Total gross deferred tax liability                                 52,683           111,156
                                                                       ----------         ---------
        Net deferred tax asset                                         $3,609,456         3,403,552
                                                                       ==========         =========

       The valuation allowance for deferred tax assets of January 31, 2001 and 2000 was $0. The net change in the total valuation allowance for the years ended January 31, 2000 and 1999, was a decrease of $3,258,830 and an increase of $817,766, respectively. The valuation allowance was reduced in the fiscal year 2000 because the Company believes it is more likely than not the deferred tax asset will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


(5)    SHAREHOLDERS' EQUITY

       (A)    SHAREHOLDER RIGHTS PLAN

              In May 1997, the board of directors adopted a Common Stock Purchase Rights Plan and subsequently declared a dividend distribution of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. As amended in September 2000, each Right has an initial exercise price of $50 for one share of common stock. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of common stock having a market value equal to twice the exercise price of the Right. Generally, prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the common stock, the Rights are redeemable for $0.001 per Right at the option of the board of directors. The Rights will expire on May 4, 2007. As of January 31, 2001, 3,973,245 Rights were outstanding.

       (B)    STOCK OPTION PLANS

              In September 1999, the board of directors adopted the Company's 1999 Stock Option Plan (the "1999 Plan"), which provides for the issuance of incentive stock options or non-qualified stock options. Under the 1999 Plan, the Company has reserved up to 500,000 shares of common stock for future issuance. The exercise price of incentive stock options shall not be less than the fair-market value per share on the date of grant. The exercise price of any non-qualified stock option shall not be less than 85 percent of the fair-market value per share on the date of grant. For the years ended January 31, 2001 and 2000, the option exercise price represents the fair market value of the underlying share of common stock at the date of grant. The option term may not be longer than ten years. No options may be granted under the 1999 Plan after September 30, 2009.

              The Company's original stock option plan (the "1986 Plan") provided for the issuance of either incentive stock options or non-qualified stock options. Under the 1986 Plan, as amended, the Company has reserved up to 750,000 shares of common stock for future issuance. The exercise price provisions of the 1986 Plan are similar to the 1999 Plan. For year ended January 31, 1999, the option exercise price represents the fair-market value of the underlying share of common stock at the date of grant. The option term may not be longer than ten years. In connection with the adoption of the 1999 Plan, the 1986 Plan was superceded.

              On December 21, 2000, the Company issued 244,500 stock options at an exercise price of $5.00 per share under the 1999 Plan. These options have a term of ten years expiring on December 21, 2010.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


              On November 2, 1999, the Company issued 222,000 stock options at an exercise price of $8.00 per share under the 1999 Plan. These options have a term of ten years expiring on November 2, 2009.

              On May 18, 1998, the Company issued 10,000 stock options at an exercise price of $2.86 per share under the 1986 Plan subject to certain vesting criteria. All of these options vested during fiscal year 2000. These options have a term of five years expiring on May 17, 2003.

              Changes in stock options outstanding are as follows:


                                                                             WEIGHTED-
                                         NUMBER OF                            AVERAGE
                                           SHARES            PRICE         EXERCISE PRICE
                                       ---------------  ---------------- -------------------

Outstanding, January 31, 1998               651,000    $    1.69-1.89            1.83
     Granted                                 10,000              2.86            2.86
     Exercised                               (5,000)             1.77            1.77
     Canceled                                    --               --              --
                                       ---------------

Outstanding, January 31, 1999               656,000         1.69-2.86            1.85
     Granted                                222,000              8.00            8.00
     Exercised                              (22,500)        1.77-1.89            1.86
     Canceled                                    --                --              --
                                       ---------------

Outstanding January 31, 2000                855,500         1.69-8.00            4.65
     Granted                                244,500              5.00            5.00
     Exercised                              (34,000)        1.77-8.00            2.79
     Canceled                                    --                --             --
                                       ---------------
Outstanding January 31, 2001              1,066,000    $    1.69-8.00           3.46
                                       ===============
     Exercisable                          1,066,000
                                       ===============
     Available for future grants             33,500
                                       ===============


              The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts approximated:

                                                   2001           2000           1999
                                               -------------  -------------  -------------

Net income:
                             As reported      $   4,709,000     6,526,000       707,000

                             Pro forma        $   4,036,000     5,593,000       558,000

Diluted income per share:    As reported      $       1.08           1.55          0.18

                             Pro forma        $       0.93           1.32          0.14
                                               =============  =============  =============

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


              Pro forma net income reflects only options granted since July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered. The pro forma effect on fiscal year 2001 may not be representative of the pro forma effects on net income for future years.

              The fair value of each options' grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         2001             2000            1999
                                    ---------------  --------------- ----------------
Expected dividend yield                       --               --             --
Expected stock price
     volatility                             1.21             1.31            1.34
Risk-free interest rate                     4.9%             5.7%            5.3%
Expected life of options                 7 years          3 years         3 years

              For the years ended January 31, 2001, 2000 and 1999, the weighted average fair value of options granted during the fiscal year was $4.55, $6.11 and $2.45, respectively.

              As of January 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 to $8.00 and 4.7 years, respectively.

              As of January 31, 2001 and 2000, the number of options exercisable was 1,066,000 and 855,500, respectively, and the weighted-average exercise price of those options was $3.46 and $4.65, respectively.

(6)    EMPLOYEE BENEFIT PLANS

       (A)    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

              Effective as of July 1, 1989, the Company established and adopted an Employee Stock Ownership Plan and Trust (the "ESOP") for all of its employees. Contributions to the ESOP are made at the discretion of the board of directors. No contributions were made during the years ended January 31, 2001, 2000 and 1999.

       (B)    RETIREMENT SAVINGS PLANS

              The Company offers a 401(k) savings and investment plan (the "401(k) Plan") to employees who meet certain eligibility requirements such as one year of service, 1,000 hours worked during the year and age of 21 years. The Company makes matching contributions to the 401(k) Plan up to a maximum percentage of each participating employee's annual investment. Matching and discretionary contributions to the 401(k) Plan are authorized by the Company's board of directors. Contributions for the years ended January 31, 2001, 2000 and 1999, approximated $307,000, $277,000 and $57,000, respectively.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


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

       The Company also has property and equipment under capital leases that expire through 2014. At January 31, 2001 and 2000, the gross amount of property and equipment and related amortization recorded under the capital leases were as follows:

                                          2001                 2000
                                    ------------------  -------------------

Building                           $        684,990             684,990
Furniture and equipment                     905,545             142,910
                                    ------------------  -------------------
                                          1,590,535             827,900
Less accumulated amortization               404,400             285,820
                                    ------------------  -------------------

                                   $      1,186,135             542,080
                                    ==================  ===================

       Future minimum annual rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 2001 and the capital lease payments are as follows:


                                                               CAPITAL              OPERATING
               YEAR ENDING JANUARY 31,                          LEASE                 LEASES
------------------------------------------------------    -------------------   -------------------
                        2002                             $        402,133      $     7,426,741
                        2003                                      402,133            6,878,331
                        2004                                      402,133            6,523,765
                        2005                                      208,826            6,310,607
                        2006                                      162,398            5,319,267
                     Thereafter                                 1,448,047           17,159,812
                                                          -------------------   -------------------
        Total minimum lease payments                            3,025,670      $    49,618,523
                                                                                ===================
Less amounts representing interest (at an effective
     interest rate of approximately 16.6%)
                                                               1,606,316
                                                          -------------------

        Present value of minimum capital lease
           payments                                             1,419,354

Less current installments of obligations under
     capital leases                                               183,905
                                                          -------------------

        Obligations under capital leases, excluding
           current installments                          $      1,235,449
                                                          ===================


                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000



       The current installments of obligations under capital leases is included in accrued liabilities. Total rental expense under the noncancelable operating leases for the years ended January 31, 2001, 2000 and 1999, was approximately $8.7 million, $8.1 million and $7.3 million, respectively.

(8)    OTHER LIABILITIES

       Included in accrued liabilities as of January 31, 2001 and 2000 are approximately $7.1 million and $4.6 million, respectively, of customer deposits on future sales orders.

       Certain store lease agreements provide for scheduled base rental increases over the lease term or provide free-rent periods. The Company recognizes the aggregate rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental is accrued and included in other liabilities and deferred credits in the consolidated balance sheets. As of January 31, 2001 and 2000, the recorded liability for accrued rent was approximately $2.2 million and $2.3 million, respectively.

(9)    COMMITMENTS AND CONTINGENCIES

       (A)    EMPLOYMENT AND SEVERANCE AGREEMENTS

              The Company's executive officers have employment agreements providing for minimum base salaries. These agreements expire on January 31, 2002. The employment agreements provide for severance pay benefits under certain conditions, such as if there is a change in control of the Company (as defined), in the amount of three times their base salary plus bonuses earned. Additionally, the Company has entered into agreements with certain other key employees that provide severance pay benefits under certain conditions if there is a change in control of the Company.

       (B)    BONUS PLAN

              During 1995, the Company implemented a bonus plan for certain managerial positions based upon the annual operating performance of the Company. Under the terms of the bonus plan, bonuses ranging between 10 percent and 25 percent of annual compensation may be earned for achievement of various levels of targeted operating performance as approved by the board of directors. For the years ended January 31, 2001, 2000 and 1999, approximately $1,170,000, $733,000 and $47,000, respectively, was earned under the plan.

       (C)    OTHER

              The Company is a party to various legal actions arising in the normal course of business. It is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                                                     (Continued)

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000



              For the year ended January 31, 2001, other income and expense includes a charge of approximately $561,000 for the termination of a proposed secondary offering and approximately $695,000 of income from the settlement of certain litigation.

(10)   ACQUISITION AND DIVESTITURES

       On October 17, 2000, the Company purchased the assets and assumed certain liabilities of Showcase Home Entertainment of the Southwest, LLC, a Scottsdale, Arizona based retailer of consumer electronics and custom design services. The purchase price for the acquisition was $5.8 million, of which $4.6 million was paid in cash and $1.3 million was paid by issuing 172,851 shares of common stock, plus acquisition fees. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price paid over the fair value of net assets acquired of approximately $6.7 million was recorded as goodwill and will be amortized over 15 years. Under the name Showcase Home Entertainment, the Company operates two upscale showrooms in Scottsdale and Chandler, Arizona, as well as a home theater showroom in the home entertainment department of The Great Indoors home design center located in Scottsdale. The results of operations for Showcase have been included in the consolidated statement of income since the date of the acquisition and are not significant to the fiscal year results.

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

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                   Schedule II
                        Valuation and Qualifying Accounts


                                           BALANCE AT
                                          BEGINNING OF     CHARGED TO COSTS         OTHER CHANGES      BALANCE AT END
             DESCRIPTION                      YEAR          AND EXPENSES            ADD (DEDUCT)           OF YEAR
---------------------------------------  ----------------  ----------------        ----------------    ----------------
Allowance for doubtful accounts:
      January 31, 2001                 $       508,640           485,100                  (604,440)(A)       389,300
                                         ================  ================        ================    ================
      January 31, 2000                 $       440,900           611,760                  (544,020)(A)       508,640
                                         ================  ================        ================    ================
      January 31, 1999                 $       384,100           482,110                  (425,310)(A)       440,900
                                         ================  ================        ================    ================

Allowance for redemption of extended
   service warranty contracts:
      January 31, 2001                 $       467,000              --                    (198,000)          269,000
                                         ================  ================        ================    ================
      January 31, 2000                 $       843,000              --                    (376,000)          467,000
                                         ================  ================        ================    ================
      January 31, 1999                 $     1,270,000              --                    (427,000)          843,000
                                         ================  ================        ================    ================





(A) Amounts represent write-off of uncollectible receivables.