Form 10-K405/A
period 2001-01-31
SOUND ADVICE INC
filed 2001-05-31
CIK 793971

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  ------------

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

                            1901 TIGERTAIL BOULEVARD
                              DANIA BEACH, FL 33004
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (954) 922-4434

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title and Class)

                          Common Stock Purchase Rights
                                (Title and Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MAY 15, 2001, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MAY 15, 2000, AS REPORTED IN THE WALL STREET JOURNAL, WAS APPROXIMATELY $48,966,415.

         THE REGISTRANT HAD 4,073,745 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF MAY 15, 2001.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended January 31, 2001 of Sound Advice, Inc. (the "Registrant" or the "Company") is being filed to add Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.




                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                   DIRECTOR
               NAME                     AGE          SINCE           CLASS       POSITION WITH THE COMPANY
               ----                     ---        --------          -----       -------------------------
Peter Beshouri.................         46           1982             III       Chairman of the Board, President
                                                                                and Chief Executive Officer

Michael Blumberg...............         52           1982             III       Director, Senior Vice President,
                                                                                and Secretary

G. Kay Griffith................         56           1992             II        Director

Herbert A. Leeds...............         84           1996              I        Director

William F. Hagerty, IV.........         41           1998              I        Director



         PETER BESHOURI, who has been an employee of the Company since 1974, has served as Chairman of the Board and Chief Executive Officer since August 1982. Prior thereto, he was the general sales manager of the Company, as well as having served as a showroom manager and district manager. He was elected President in May 1985. Mr. Beshouri currently serves as a director of Progressive Retailers Organization, Inc., a buying group comprised of approximately 14 retailers (including the Company) of home entertainment and consumer electronic products located throughout the country. In August 1995, Mr. Beshouri, together with the Company and a former chief financial officer of the Company, voluntarily agreed with the Securities and Exchange Commission, without admitting or denying any wrongdoing, to the entry of a cease and desist order by the SEC concerning our Form 10-K for fiscal year 1991 and Forms 10-Q for the quarters ended September 30 and December 31, 1991, which the Securities and Exchange Commission found in such order had been materially misstated. The cease and desist order with respect to Mr. Beshouri related to his supervisory responsibility in connection with the company violating certain provisions of the securities laws that require public companies to keep accurate books and records, to maintain appropriate internal accounting controls and to file accurate annual and quarterly reports. No censure, fine or penalty was imposed by the Securities and Exchange Commission on Mr. Beshouri.

         MICHAEL BLUMBERG, one of our founders, was elected a Vice President in August 1982, Vice President-Purchasing and Finance in May 1986, Vice President - Purchasing and Marketing in December 1987, and Senior Vice President in May 1989. From our inception until February 1995, Mr. Blumberg served as Treasurer of the Company and, since October 13, 1989, he has also been serving as our Secretary. His responsibilities include overall supervision of all purchasing and selecting new product categories and lines for the company, as well as consulting with certain of our manufacturers in connection with product design.

         G. KAY GRIFFITH, was elected a director of Sound Advice and a member of the audit committee of the Board of Directors in July 1992 and was appointed a member of the stock option committee in January 1997. Ms. Griffith joined us as an employee in May 1993 and served as our Executive Vice President and Chief Administrative Officer from September 1993 until February 1996. Since March 1998, Ms. Griffith has served as the President/Chief Executive Officer of the G&L Holding Group, Inc. and G&L Banks headquartered in Pensacola, Florida. In February 1996, Ms. Griffith formed Corporate Growth Consultants, Inc., a management consulting firm that specializes in finance, strategic planning and training. From the formation of that firm through 1997, Ms. Griffith performed consulting services for us. From June 1991 to May 1993, Ms. Griffith was Chairman and President/Chief Executive Officer of Admiralty Bank, headquartered in Palm Beach Gardens, Florida. From September 1983 to June 1991, she held a variety of officer positions with NationsBank of Florida, N.A., the last of which was Senior Vice President/Regional Banking Executive.

         HERBERT A. LEEDS, was elected a director of Sound Advice in April 1996 and was appointed a member of our audit committee in May 1996 and our stock option committee in January 1997. Since 1975, Mr. Leeds has been President and Chief Executive Officer of Leeds Business Counseling, Inc., a consulting firm owned by him which has provided consulting services mainly to companies in the retail industry and developers of retail malls. Since forming that firm, Mr. Leeds has, from time to time, performed consulting services for us. Prior to launching his company, Mr. Leeds served as the President and Chief Executive Officer and held other senior executive positions with major department store chains.

         WILLIAM F. HAGERTY, IV, was elected a director of Sound Advice in February 1998 and a member of the audit committee of the Board of Directors in February 1998 and was appointed a member of the stock option committee in October 1999. Mr. Hagerty has been a principal of Hagerty, Peterson & Company, LLC, a private equity investment firm based in Washington, D.C., since 1996. From August 1996 to January 2001, Mr. Hagerty was the Vice Chairman of National Electronics Warranty Corporation, an administrator of warranty programs based in Sterling, Virginia which is primarily engaged in the sale of product warranty contracts and through which administrator we offer customers extended warranty contracts for most of our products. From 1994 to present, Mr. Hagerty has been a principal of the Management Advisory Group, a Washington, D.C. based consulting firm which is a wholly-owned subsidiary of Hagerty, Peterson & Company, LLC. During 1993 and 1994, Mr. Hagerty was affiliated with Trident Capital, L.P., a private equity investment firm based in Chicago, Illinois. During the Bush Administration (1991-1993), Mr. Hagerty served in the White House as the Chief Economist of the President's Council on Competitiveness. From 1984 to 1991, he was a management consultant with the Boston Consulting Group serving as the senior expatriate in its Tokyo office with responsibility for all of that firm's international activities in Japan.

REGISTRANT'S EXECUTIVE OFFICERS

         The information regarding the Registrant's executive officers required by Item 401(b) of Regulation S-K has been included in ITEM 4.1 of Part I of the Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of the forms furnished to us and written representations that no Form 5's were required when applicable, we believe that during the fiscal year ended January 31, 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of: one report by William F. Hagerty IV, a Director, reporting his status as a director which was reported on a Form 5 in March 2001. This late filing resulted from administrative oversights.

                         ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                      EXECUTIVE COMPENSATION SUMMARY TABLE

         The following table sets forth information about the compensation of our Chief Executive Officer and each of our three other executive officers each of whose salary and bonus, combined, exceed $100,000 during each of the past three full fiscal years for services in all capacities (these individuals are referred to as named executives):

                                                                                LONG TERM
                                                                               COMPENSATION
                                                                               ------------
                                                       ANNUAL COMPENSATION      SECURITIES
                                        FISCAL       -----------------------    UNDERLYING      ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR        SALARY ($)    BONUS ($)      OPTIONS      COMPENSATION
      ---------------------------       -------      ----------   ----------   ------------    ------------
Peter Beshouri                           2001         400,000      400,000         60,000            0
   Chairman, President and               2000         400,000      200,000         60,000            0
   Chief Executive Officer               1999         324,008       20,250              0            0

Michael Blumberg                         2001         320,000      150,000         24,000            0
   Senior Vice President                 2000         320,000       75,000         24,000            0
                                         1999         294,008        9,200              0            0

Christopher O'Neil                       2001         184,000      150,000         24,000            0
   Executive Vice President              2000         184,000       75,000         24,000            0
   and Chief Operating Officer           1999         178,333        9,200              0        3,500(1)

Kenneth L. Danielson                     2001         184,000      150,000         24,000            0
   Chief Financial and Accounting        2000         184,000       75,000         24,000            0
   Officer and Treasurer                 1999         180,000        9,200              0            0

--------------------
(1) This sum represents the aggregate amount of a monthly automobile allowance paid during fiscal 1999.


         The annual compensation amounts set forth above do not include any amounts for perquisites and other personal benefits, securities or property extended to our named executives, such as life insurance and disability insurance, because we do not believe that, with respect to any individual, the dollar value of that other annual compensation would equal or exceed the lesser of $50,000 or 10% of the individual's total annual compensation shown above.

         Securities underlying options in the table above represent incentive stock options or non-qualified stock options issued pursuant to our 1999 Stock Option Plan adopted in September 1999, as subsequently amended and restated, or our 1986 Stock Option Plan adopted in May 1986, as subsequently amended and restated.

            OPTION GRANTS IN THE FISCAL YEAR ENDING JANUARY 31, 2001

         The following table shows all grants of options to the named executive officers during fiscal year ended January 31, 2001. The table also shows the value of the options granted at the end of the option term of ten years if the price of our stock was to appreciate annually by 5% and 10%. These rates are mandated by the SEC rules and do not represent our estimate or projection of the future price of our common stock. There were 132,000 options granted to the named executive officers during the fiscal year ended January 31, 2001. All of these options were granted under our 1999 Stock Option Plan and are immediately exercisable incentive stock options.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                            INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                                           -----------------------------------------------------     VALUE AT ASSUMED
                                                          % OF TOTAL                                  ANNUAL RATES OF
                                           NUMBER OF        OPTIONS                                     STOCK PRICE
                                           SECURITIES     GRANTED TO                                 APPRECIATION FOR
                                           UNDERLYING    EMPLOYEES IN    EXERCISE                     OPTION TERM (1)
                               DATE OF      OPTIONS         FISCAL         PRICE      EXPIRATION   --------------------
       NAME                     GRANT       GRANTED          YEAR        ($/SHARE)       DATE        5%($)      10%($)
       ----                    -------     ----------    ------------    ---------    ----------   --------------------
Peter Beshouri                12/21/00       60,000         26.14%         5.00        12/21/10     189,000    479,400

Michael Blumberg              12/21/00       24,000         10.46%         5.00        12/21/10      75,600    191,760

Christopher O'Neil            12/21/00       24,000         10.46%         5.00        12/21/10      75,600    191,760

Kenneth L. Danielson          12/21/00       24,000         10.46%         5.00        12/21/10      75,600    191,760



                 AGGREGATE OPTION EXERCISES IN 2001 FISCAL YEAR
                     AND 2001 FISCAL YEAR-END OPTION VALUES

         The following table provides information as to options exercised by each of the named executive officers during the fiscal year ended January 31, 2001, and the value of unexercised options held by the named executive officers at the fiscal year-end measured in terms of the closing market price of our common stock on January 31, 2001.


                                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                                                   OPTIONS AT JANUARY 31,         JANUARY 31, 2001
                             SHARES ACQUIRED                         2001 EXERCISABLE/              EXERCISABLE/
       NAME                    ON EXERCISE         VALUE REALIZED      UNEXERCISABLE              UNEXERCISABLE(1)
       ----                  ---------------       --------------  ----------------------     -----------------------
Peter Beshouri                      0                  0                 225,000/-0-                827,550/-0-

Michael Blumberg                    0                  0                 138,000/-0-                624,900/-0-

Christopher O'Neil                  0                  0                 179,000/-0-                882,260/-0-

Kenneth L. Danielson                0                  0                 188,000/-0-                939,050/-0-

--------------------
(1) The closing market price of our common stock on the NASDAQ National Market on January 31, 2001 was $8.00.

EMPLOYMENT AGREEMENTS

         During the fiscal year ended January 31, 1999, Peter Beshouri and Michael Blumberg each had an employment agreement with us which provided for an annual base salary of $320,650 for Peter Beshouri and $290,400 for Michael Blumberg. The actual salaries paid to each of Messrs. Beshouri and Blumberg are set forth in the Executive Compensation table. The term of each employment agreement was originally for a three year period expiring June 30, 1992, and had been extended each fiscal year thereafter for an additional one year period.

         Effective as of July 1, 1999, these employment agreements were extended for an additional three year term (until January 31, 2002) on substantially the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year except that the annual base salary payable to Mr. Beshouri and Mr. Blumberg pursuant to the amended agreements was increased to $400,000 and $320,000, respectively, effective February 1, 1999. Under the latest extension of the employment agreements, each of Messrs. Beshouri and Blumberg are entitled to participate in our annual incentive bonus plan and long term incentive stock option program. We are also required to furnish each of Messrs. Beshouri and Blumberg with, among other things, family health, life and disability insurance coverage.

         The employment agreements with Messrs. Beshouri and Blumberg also provide that, in the event of a change in control of Sound Advice, each of them can terminate his full-time employment. A change in control occurs when Messrs. Beshouri and Blumberg and other individuals or designees voted for or approved by them no longer collectively comprise at least a majority of the members of our board of directors or if either Mr. Beshouri or Mr. Blumberg is forced by a merger, consolidation, reorganization or otherwise by operation of law or other form of transaction to sell his shares of voting capital stock in Sound Advice or if 50% or more of the consolidated assets, properties and businesses of Sound Advice is sold or otherwise transferred to a third party or if an individual, other than either Messrs. Beshouri and Blumberg, or another company or entity or a group acting in concert becomes the beneficial owner of 25% or more of the outstanding voting capital stock of Sound Advice as a result of acquisitions made from persons other than Messrs. Beshouri and Blumberg or Sound Advice, assuming such acquisitions from Sound Advice were approved by Messrs. Beshouri and Blumberg. In the event that change in control was resisted by either Messrs. Beshouri or Blumberg as evidenced by that person's failure to approve that change in control either in his capacity as our director or shareholder, and he would be entitled to his compensation (both base salary and any bonus) and the other benefits provided for in his employment agreement for the greater of three years or the remaining term of his employment agreement.

         Effective February 1, 1999, we entered into employment agreements with each of Christopher O'Neil, our Executive Vice President and Chief Operating Officer, and Kenneth L. Danielson, our Chief Financial Officer and Treasurer. The term of each agreement is for a three year period ending January 31, 2002. The agreements provide for an annual salary of $184,000, participation in the annual incentive bonus plan, long term incentive stock option plan and fringe benefits. The agreements provide that if a change in control occurs or the employee is terminated without cause, each of Messrs. O'Neil and Danielson are entitled to receive a lump sum severance payment equal to three times his current base salary and three times the bonus received for the last fiscal year. This severance payment is not owed if the employee is either terminated for cause, as defined, or is no longer employed with us on the closing date or effective date of the change in control, whichever is later.

SEVERANCE AGREEMENTS

         We have entered into severance agreements with approximately 13 of our employees. These agreements, which expire on February 1, 2002, provide that if a change in control occurs, the employee is entitled to receive a lump sum severance payment equal to up to one half of the employee's gross wages from the 12 months immediately preceding the month in which the change in control occurs. This severance payment is not owed if the employee is:

         o   terminated for cause;

         o is no longer employed with us on the later of the closing date of the change in control or effective date of the change in control; or

         o offered, on or prior to the change in control, to continue as an employee of ours or our successor in substantially the same position then held and the employee receives a written agreement from us or our successor to the effect that, in the event that the employee is terminated without cause within one year after the change in control date, he shall be paid the severance payment in one lump sum on the date of termination.

DIRECTOR COMPENSATION

         Directors who are also our officers or employees are not paid additional compensation for acting as a director. We have established a standard arrangement for compensating directors who are not our officers or employees for services provided in that person's capacity as a director. Effective January 1, 1998, each outside director receives a fee of $5,000 on a quarterly basis for serving as our director, as well as reimbursement of any out-of-pocket expenses incurred for travel, lodging and meals in connection with attendance at any meeting.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock, as of May 15, 2001, by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors who own shares of our common stock; (iii) our Chief Executive Officer and our executive officers other than the Chief Executive Officer; and (iv) all of our directors and executive officers as a group. Except as noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                                                    SHARES BENEFICIALLY OWNED
                                                        -----------------------------------------------
       NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER                  PERCENTAGE
       ------------------------------------             ------------------------  ---------------------
Peter Beshouri (1)...............................       576,087.9(2)(3)(4)             13.40%(2)(3)(4)
Michael Blumberg(1)..............................       484,938.0(2)(3)(4)             11.51%(2)(3)(4)
Tweeter Home Entertainment Group, Inc.(5)(6).....       336,000.0(6)                    8.25%(6)
Dimensional Fund Advisors Inc.(5)(7).............       215,947.0(7)                    5.30%(7)
Kenneth L. Danielson(1)..........................       245,001.2(3)(4)                 5.79%(3)(4)
Joseph Piccirilli(1).............................       210,467.5(2)                    5.17%(2)
Christopher O'Neil(1)............................       185,390.8(3)(4)                 4.39%(3)(4)
Gregory Sturgis(1)...............................       155,467.5(2)                    3.82%(2)
William F. Hagerty, IV(8)........................        57,600.0(4)                    1.41%(4)
G. Kay Griffith(9)...............................        46,000.0(4)                    1.12%(4)
Herbert A. Leeds(10).............................         5,000.0(4)                    *(4)
All directors and executive officers as a group
(seven persons including certain of those listed
above) (2)(3)(4).................................       1,600,017.9                     33.33%

-------------------------
*  Represents less than 1%.

(1) The address of each person is care of Sound Advice, Inc., 1901 Tigertail Boulevard, Dania Beach, Florida 33004.

(2)   See "Right of First Refusal and Voting Trust Agreement" hereinbelow.

(3) Includes the person's or members' of a group vested interest (if any) in shares of our common stock resulting from the person's or members' participation in our ESOP based upon the latest available annual report of the ESOP for the fiscal year ended June 30, 1999. Based on the annual report, Mr. Beshouri had 620.448 vested shares, Mr. Blumberg had 620.452 vested shares, Mr. Danielson had 1.205 vested shares and Mr. O'Neil had
      390.811 vested shares, and all current directors and executive officers as a group had 1,632.916 vested shares.

(4)   Includes (as applicable) immediately exercisable stock options held by:
      (i) Mr. Beshouri for 30,000 shares of common stock at an exercise price of $1.69 per share, for 75,000 shares at an exercise price of $1.89 per share, for 60,000 shares at an exercise price of $8.00 per share and for 60,000 shares at an exercise price of $5.00 per share; (ii) Mr. Blumberg for 15,000 shares of common stock at an exercise price of $1.69 per share, 75,000 shares at an exercise price of $1.89 per share, for 24,000 shares at an exercise price of $8.00 per share and for 24,000 shares at an exercise price of $5.00 per share; (iii) Mr. Danielson for 35,000 shares at an exercise price of $1.69 per share, for 75,000 shares at an exercise price of $1.89 per share, for 24,000 shares at an exercise price of $8.00 per share and for 24,000 shares at an exercise price of $5.00 per share;
      (iv) Mr. O'Neil for 26,000 shares at an exercise price of $1.69 per share, for 75,000 shares at an exercise price of $1.89 per share, for 24,000 shares at an exercise price of $8.00 per share and for 24,000 shares at an exercise price of $5.00 per share; (v) Mr. Hagerty for 5,000 shares at an exercise price of $5.00 per share; (vi) Ms. Griffith for 40,000 shares of common stock at an exercise price of $1.89 per share and for 5,000 shares at an exercise price of $5.00 per share and (vii) Mr. Leeds for 5,000 shares at an exercise price of $5.00 per share.

(5) The information set forth herein with respect to each the person(s) is based solely upon a Schedule(s) 13G (and any amendments thereto) filed with the SEC by the person(s) with respect to the calendar year ended December 31, 2000 and, accordingly, may not reflect their respective holdings as of the date of this report.

(6) Tweeter Home Entertainment Group, Inc. ("Tweeter"), 10 Pequot Way, Canton, MA 02021. Tweeter, a specialty retailer of mid to high-end audio and video consumer electronics products, is deemed to be the beneficial owner of 336,000 shares of Common Stock. This number includes 10,000 shares of Common Stock held by Samuel and Carolina Bloomberg and 30,000 shares of Common Stock held by the Samuel Bloomberg Family Trusts from the benefit of Mr. Bloomberg's children. Samuel Bloomberg is the Chairman of the Board of Tweeter. Tweeter has sole dispositive power to vote and dispose of 296,000 shares of Common Stock. Samuel and Carolina Bloomberg have shared power to vote and dispose of 10,000 shares of Common Stock. Mr. Bloomberg disclaims beneficial ownership of the shares of Common Stock holder by the Samuel Bloomberg Family Trusts.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, which is a registered investment advisor, is deemed to have beneficial ownership of 215,947 shares of common stock, with respect to which shares it has sole voting power and sole dispositive power. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are referred to as the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the issuer that are owned by the Portfolios. All securities reported in this schedule are owned by the Portfolios, and Dimensional disclaims beneficial ownership of all the shares.

(8) The address of William F. Hagerty, IV is 720 East Main Street, Gallatin, Tennessee 37066. Mr. Hagerty is deemed the beneficial owner of 42,600 shares of common stock as a result of having shared voting and investment power over these shares.

(9) The address of G. Kay Griffith is 1902 East Lake View Avenue, Pensacola, Florida 32503.

(10) The address of Herbert A. Leeds is 1110 Brickell Avenue, Suite 508, Miami, Florida 33131.

RIGHT OF FIRST REFUSAL AND VOTING TRUST AGREEMENT

         On June 30, 1986, our principal shareholders at that time, Peter Beshouri, Michael Blumberg, Joseph Piccirilli and Gregory Sturgis, entered into a right of first refusal and voting trust agreement. The voting trust under the agreement expired on June 30, 1996, while the right of first refusal continues. Pursuant to the agreement, each principal shareholder, for himself and on behalf of his heirs, beneficiaries, legal representatives and permitted assigns, has agreed not to sell, transfer, assign, pledge, encumber or otherwise dispose of any of his shares of common stock except (a) by will or the laws of intestate succession, (b) to a trust in which the principal shareholder or his immediate family are the sole beneficiaries, (c) with the written consent of all of the other principal shareholders or (d) pursuant to the right of first refusal granted to the other principal shareholders. Under the right of first refusal, in the event a principal shareholder or his heirs, beneficiaries, legal representatives or permitted assigns desires to sell any shares of common stock pursuant to a bona fide offer or otherwise, the other principal shareholders shall have the right and option to purchase the shares at a price equal to the bona fide offer price per share, if any, or the average of the closing bid and ask prices on the Nasdaq National Market for our common stock over the four full weeks preceding the date the notice of intent to sell is given.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of May, 2001.

                                      SOUND ADVICE, INC.


                                      By:  /s/ Peter Beshouri
                                          --------------------------------------
                                          Peter Beshouri, Chairman of the Board,
                                          President and Chief Executive Officer