Form 10-Q
period 2001-04-30
SOUND ADVICE INC
filed 2001-06-14
CIK 793971

         SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended APRIL 30, 2001,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________TO_________.

                         Commission file number 0-15194

                               SOUND ADVICE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          59-1520531
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification no.)

        1901 TIGERTAIL BOULEVARD, DANIA BEACH, FLORIDA        33004
        -----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (954) 922-4434
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                     ---------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 4,104,995 SHARES OUTSTANDING AS OF JUNE 8, 2001.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
           April 30, 2001 and January 31, 2001                                                       3

           Condensed Consolidated Statements of Income (Unaudited)
           for the Three Months Ended April 30, 2001 and 2000                                        4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended April 30, 2001 and 2000                                        5

           Notes to Condensed Consolidated Financial Statements                                    6-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                                         9-11


PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders                                      12

Item 6.    Exhibits and Reports on Form 8-K                                                         12

SIGNATURES                                                                                          13


PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       SOUND ADVICE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       APRIL 30, 2001 AND JANUARY 31, 2001



                                                       APRIL 30, 2001          JANUARY 31, 2001
                                                     -------------------      ------------------
ASSETS

CURRENT ASSETS:
  Cash                                                  $  3,363,453             $  2,094,348
  Receivables:
    Vendors                                                5,112,297                4,776,621
    Trade                                                  1,477,691                1,517,142
    Employees                                                461,623                  411,997
                                                        ------------             ------------
                                                           7,051,611                6,705,760
  Less allowance for doubtful accounts                      (459,200)                (389,300)
                                                        ------------             ------------
                                                           6,592,411                6,316,460

  Inventories                                             39,814,397               46,000,745
  Prepaid and other current assets                           294,805                  907,910
  Deferred tax assets, current                             1,412,154                1,412,154
                                                        ------------             ------------
         Total current assets                             51,477,220               56,731,617

Property and equipment, net                               18,045,492               17,870,476

Deferred tax assets, net                                   2,197,302                2,197,302

Other assets                                                 461,793                  509,452

Goodwill, net                                              6,633,956                6,721,876
                                                        ------------             ------------
                                                        $ 78,815,763             $ 84,030,723
                                                        ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                        $  3,007,108             $  2,899,440
  Borrowings under revolving credit facility              23,062,793               18,141,443
  Current maturities of long-term debt                     1,685,551                1,569,569
  Accounts payable                                         6,313,002               12,745,439
  Income tax payable                                         513,457                1,086,872
  Accrued liabilities                                      8,525,927               12,033,256
         Total current liabilities                        43,107,838               48,476,019

Long-term debt, excluding current maturities               1,406,764                1,937,303

  Capital lease obligation                                 1,190,571                1,235,449

  Other liabilities and deferred credits                   3,294,255                3,531,100
                                                        ------------             ------------
                                                          48,999,428               55,179,871
                                                        ------------             ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
  authorized 10,000,000 shares; issued
  and outstanding 4,073,745 shares at
  April 30, 2001 and 3,973,245
  at January 31, 2001                                         40,737                   39,733
  Additional paid-in capital                              12,800,062               12,623,183
  Retained earnings                                       16,975,536               16,187,936
                                                        ------------             ------------
         Total shareholders' equity                       29,816,335               28,850,852

Commitments and contingencies
                                                        ------------             ------------
                                                        $ 78,815,763             $ 84,030,723
                                                        ============             ============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000


                                                                THREE MONTHS ENDED APRIL 30,
                                                           -------------------------------------
                                                               2001                     2000
                                                           ------------             ------------
Net sales                                                  $ 48,307,393             $ 42,676,347

Cost of goods sold                                           30,586,587               27,599,426
                                                           ------------             ------------
    Gross profit                                             17,720,806               15,076,921

Selling, general and administrative
     expenses                                                15,872,829               13,561,311
                                                           ------------             ------------

Income from operations                                        1,847,977                1,515,610

Other income (expense):
    Interest expense                                           (552,172)                (409,884)
    Other, net                                                    6,795                    2,490
                                                           ------------             ------------

Income before income taxes                                    1,302,600                1,108,216

Income taxes                                                    515,000                  432,000
                                                           ------------             ------------

    Net income                                             $    787,600             $    676,216
                                                           ============             ============

Common and common equivalent per share amounts:

   Basic net income per share                              $       0.19             $       0.18
                                                           ============             ============
   Diluted net income per share                            $       0.17             $       0.16
                                                           ============             ============
Weighted average number of shares
  outstanding - basic                                         4,041,284                3,766,394
                                                           ============             ============
Weighted average number of shares
  outstanding - diluted                                       4,639,621                4,320,960
                                                           ============             ============




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000


                                                                      2001                     2000
                                                                  ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    787,600             $    676,216
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                  1,052,662                  865,176
      Gain on disposition of assets                                     (4,168)                      --
      Changes in operating assets and liabilities:
      Decrease (increase) in:
          Receivables                                                 (275,951)                 (26,330)
          Inventories                                                6,186,348                 (119,968)
          Prepaid and other current assets                             613,105                  630,087
          Other assets                                                  27,993                   (1,846)
      Increase (decrease) in:
          Accounts payable                                          (6,432,437)              (2,357,275)
          Income tax payable                                          (573,415)                 432,000
          Accrued liabilities                                       (3,507,329)              (1,159,495)
          Other liabilities and deferred credits                      (236,845)                 (67,665)
                                                                  ------------             ------------
 NET CASH USED IN OPERATING ACTIVITIES                              (2,362,437)              (1,129,100)
                                                                  ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (1,120,092)                (555,616)
    Proceeds from disposition of assets                                  4,168                       --
                                                                  ------------             ------------
 NET CASH USED IN INVESTING ACTIVITIES                              (1,115,924)                (555,616)
                                                                  ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving credit facility                         54,331,253               36,819,196
    Repayments on revolving credit facility                        (49,409,903)             (33,502,513)
    Principal payments on long-term debt                              (414,557)                (365,222)
    Increase (decrease) in cash overdraft                              107,668               (1,662,351)
    Principal payments under capital lease obligations                 (44,878)                  (9,162)
    Proceeds from exercise of stock options                            177,883                       --
                                                                  ------------             ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,747,466                1,279,948
                                                                  ------------             ------------
    Increase (decrease) in cash                                      1,269,105                 (404,768)
    Cash, beginning of period                                        2,094,348                  564,898
                                                                  ------------             ------------
CASH, END OF PERIOD                                               $  3,363,453             $    160,130
                                                                  ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                 $    510,884             $    369,827
                                                                  ============             ============
    Income taxes paid                                             $  1,088,415             $         --
                                                                  ============             ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SOUND ADVICE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at April 30, 2001 and January 31, 2001 and the statements of income for the three month periods ended April 30, 2001 and 2000 and statements of cash flows for the three month periods ended April 30, 2001 and 2000. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the operating results expected for the fiscal year ending January 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended January 31, 2001.

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


                                                                             THREE MONTHS ENDED
                                                                                APRIL   30,
                                                                       ------------------------------
                                                                         2001                 2000
                                                                       ---------            ---------

Basic:
                    Weighted average common shares
                    outstanding                                        4,041,284            3,766,394
                                                                       =========            =========
Diluted:
                    Weighted average common shares
                    outstanding                                        4,041,284            3,766,394
                    Dilutive effect of options and warrants              598,337              554,566
                                                                       ---------            ---------
Total                                                                  4,639,621            4,320,960
                                                                       =========            =========

3.            SEASONALITY

              Historically, the Company's net sales are greater during the holiday season than during other periods of the year. Net sales by fiscal quarters and their related percentages for the trailing four quarters ended April 30, 2001 and 2000 are as follows:

                                   TRAILING FOUR QUARTERS ENDED OCTOBER 31,
                                 ---------------------------------------------
                                             (Dollars in Thousands)
QUARTERLY SALES

                                        2001                       2000
                                 -------------------       -------------------
                                  AMOUNT         %          AMOUNT         %
                                 --------      -----       --------      -----

First Quarter
(February - April)               $ 48,307       23.7       $ 42,676       23.5

Fourth Quarter
(November - January)               69,257       33.9         58,934       32.5

Third Quarter
(August - October)                 44,616       21.9         39,263       21.6

Second Quarter
(May - July)                       41,815       20.5         40,684       22.4
                                 --------      -----       --------      -----

SALES FOR TRAILING TWELVE
MONTHS ENDED APRIL 30,
2001 AND 2000, RESPECTIVELY      $203,995        100%      $181,557        100%



4.            PRPOERTY AND EQUIPMENT, NET

              Property and equipment, net, consists of the following:

                                        APRIL 30, 2001       JANUARY 31, 2001
                                        --------------       -----------------
Building                                 $   684,990            $   684,990
Furniture and equipment                   12,262,347             12,093,643
Leasehold improvements                    24,178,102             23,497,657
Display fixtures                           8,388,388              8,249,196
Vehicles                                   1,151,575              1,039,601
                                         -----------            -----------
           Total                          46,665,402             45,565,087
Less accumulated depreciation             28,619,910             27,694,611
                                         -----------            -----------
Property and equipment, net              $18,045,492            $17,870,476
                                         ===========            ===========

5.            STOCK OPTIONS

              During the quarter ended April 30, 2001, stock options for 95,500 shares and stock warrants for 5,000 shares were exercised at an exercise price ranging from $1.70 to $1.89 per share.

6.            PROVISION FOR INCOME TAXES

              In the three months ended April 30, 2001, the Company recorded a provision for income taxes of $515,000, at an effective tax rate of 39.5%. In the three months ended April 30, 2000, the Company recorded a provision for income taxes of $432,000, at an effective tax rate of 39%.

7.            SUBSEQUENT EVENT

              On June 1, 2001, the Company entered into an Agreement and Plan of Merger with Tweeter Home Entertainment Group, Inc. ("Tweeter"), providing for the acquisition by Tweeter of all the outstanding common stock of Sound Advice. The Merger is structured as a tax-free exchange for stock and will be accounted for by Tweeter as a purchase. Under the terms of the agreement, each outstanding share of Sound Advice common stock will be converted into Tweeter common stock, at an exchange ratio of 1 for 1 while the five-day average market price for Tweeter common stock two days prior to closing is between $21 and $30 per share. If the five-day average market price for Tweeter common stock is above $30 per share, the exchange ratio will decrease in order to maintain $30 per share. If the five-day average market price for Tweeter common stock is below $21 per share, the exchange ratio will increase in order to maintain $21 per share. Both parties have the right to terminate if the five-day average closing price of Tweeter common stock is below $18 per share at the time of closing. The transaction, which is expected to close on or about September 1, 2001, is subject to shareholder approval by both companies, any necessary regulatory approvals and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

              Net sales for quarter ended April 30, 2001 increased $5,631,000 or 13% to $48,307,000 as compared to $42,676,000 in the corresponding period in the prior fiscal year. The increase in sales resulted primarily from the acquisition of Showcase Home Entertainment in October 2000 and an increase in same store sales. The core category of video was primarily responsible for the sales increase. The largest product sales increases were in projection televisions, direct view television and custom installations. Comparable store net sales increased 1.5% in the quarter ended April 30, 2001 over the corresponding quarter in the prior year. Our operations, similar to those of other retailers, are subject to seasonal influences. Historically, we have realized greater sales and profits during the holiday selling season.

              Cost of goods sold includes the cost of merchandise, net of vendor rebates and discounts, allowances for product shrinkage and obsolescence. Gross profit for the quarter ended April 30, 2001 was $17,720,000, an increase of $2,644,000 or 18%, compared to the corresponding quarter in the prior fiscal year. The increase in gross profit was directly related to the increased sales of projection televisions, direct view televisions and custom installation services. The gross profit margin was 36.7% in the quarter ended April 30, 2001 as compared to 35.3% in the quarter ended April 30, 2000.

              Selling, general and administrative expenses, referred to as SG&A expense, includes costs related to sales commissions, salaries, advertising, warehouse and distribution, corporate expenses, store operations, including rent and utilities and depreciation. SG&A expense for the quarter ended April 30, 2001 was $15,873,000, an increase of $2,312,000 or 17% over the corresponding period in the prior year. The increase was primarily a result the costs associated with the newly acquired stores, sales commissions on increased gross profit and the costs associated with newly opened stores. SG&A as a percentage of net sales increased to 32.9 % for the quarter April 30, 2001 from 31.8% for the corresponding quarter of the prior fiscal year.

              Income from operations in the quarter ended April 30, 2001 was $1,848,000, an increase of $332,000, or 22%, over the corresponding quarter in the prior year. Income from operations as a percentage of net sales increased to 3.8% in the quarter ended April 30, 2001 from 3.6% in the corresponding quarter in the prior fiscal year.

              Interest expense increased by $142,000 for the quarter ended April 30, 2001 from the corresponding period in the prior fiscal year. The increase was attributable to increased borrowings compared to the corresponding quarter in the prior fiscal year net of a decrease in interest rates.

              Income taxes of $515,000 for the quarter ended April 30, 2001 were recorded at an effective tax rate of 39.5%. The income tax provision in the corresponding quarter of the prior fiscal year was $432,000 recorded at an effective rate of 39.0%.

              Net income for the quarter ended April 30, 2001 was $788,000 or $.19 per share (basic) and $.17 per share (diluted) compared to net income of $676,000 or $.18 per share (basic) and $.16 per share (diluted) for the corresponding quarter in the prior fiscal year.

FINANCIAL CONDITION

              Historically, our primary sources of capital for working capital, expansion and growth have been our revolving line of credit, net cash from operations and vendor credit. Our primary cash requirements are for new store openings, relocations and upgrades of existing stores, as well as working capital to support our inventory requirements and SG&A expenses.

              Net cash used in operating activities was approximately $2,362,000 for the three months ended April 30, 2001 primarily due to cash flows from net income and a decrease of accounts payable and accrued liabilities, net of a decrease in inventory since January 31, 2001. Working capital was approximately $8,369,000 at April 30, 2001, compared to $8,256,000 in working capital at January 31, 2001 for an overall increase of $113,000. The decrease in current assets of $5,254,000 during the three months ended April 30, 2001 was primarily related to the $6,186,000 decrease in inventory and the $1,269,000 increase in cash. There was an overall decrease of $5,368,000 in current liabilities. The net decrease in current liabilities resulted primarily from an increase in borrowings under the revolving line of credit of $4,921,000, a decrease in accrued liabilities of $3,507,000 and a decrease in accounts payable of $6,432,000. The increase in the revolving line of credit is primarily due to the decreases in accounts payable and accrued liabilities net of a decrease in inventory.

              At April 30, 2001, there was $23,063,000 outstanding under the facility. Our revolving credit facility expires on July 31, 2004. The terms of the facility allow us to borrow, repay, and reborrow up to $40,000,000 based upon a borrowing base equal to the lesser of 70% of eligible inventory as defined, at cost, or 55% of eligible inventory at retail selling price. The availability under the facility is reduced by outstanding letters of credit. The revolving credit facility bears interest on the outstanding balance at prime rate plus .5% and allows for a LIBOR pricing option for one, two, three or six month periods at 1.75% over the corresponding LIBOR rate for the respective period. We pay a monthly fee based upon the unused portion of commitment which varies based upon the average outstanding loan balance at .375% per annum. We are in compliance with all of our loan covenants. In December 1999, we entered into at three $5,000,000 term loan agreement payable in monthly installments at an effective interest rate of 9.96%. At April 30, 2001, there was $2,960,000 outstanding under the term loan agreement.

              We believe that funds generated by operations combined with borrowings available under the revolving credit facility and vendor credit programs will be sufficient to satisfy our projected operating cash requirements and store expansion and relocation plans during fiscal 2002. However, in order to continue store expansion and upgrades beyond fiscal 2002 or to pursue acquisitions as a part of our expansion strategy, we may need to seek additional sources of debt or equity financing.

              On June 1, 2001, the Company entered into an Agreement and Plan of Merger with Tweeter Home Entertainment Group, Inc. ("Tweeter"), providing for the acquisition by Tweeter of all the outstanding common stock of Sound Advice. The Merger is structured as a tax-free exchange for stock and will be accounted for by Tweeter as a purchase. Under the terms of the agreement, each outstanding share of Sound Advice common stock will be converted into Tweeter common stock, at an exchange ratio of 1 for 1 while the five-day average market price for Tweeter common stock two days prior to closing is between $21 and $30 per share. If the five-day average market price for Tweeter common stock is above $30 per share, the exchange ratio will decrease in order to maintain $30 per share. If the five-day average market price for Tweeter common stock is below $21 per share, the exchange ratio will increase in order to maintain $21 per share. Both parties have the right to terminate if the five-day average closing price of Tweeter common stock is below $18 per share at the time of closing. The transaction, which is expected to close on or about September 1, 2001, is subject to shareholder approval by both companies, any necessary regulatory approvals and other customary closing conditions.

FORWARD-LOOKING STATEMENTS

              This Form 10-Q contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing our current expectations, beliefs, estimates or intentions concerning our future performance and operating results, our products, services, markets and industry, and/or future events relating to or effecting us and our business and operations. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Our actual results or achievements could differ materially from those indicated by the forward-looking statements because of various risks, and uncertainties related to and including, without limitation, the effectiveness of our business and marketing strategies, our product mix, customer demand, availability of existing and new merchandise from and the establishment and maintenance of relationships with suppliers, price competition for products and services sold by us, management of expenses, gross profit margins, our ability to open new stores and improve performance at existing locations, our ability to effectively integrate the new Showcase Home Entertainment operations with our existing operations, availability and terms of financing to refinance or repay existing financings or to fund capital and expansion needs, the continued and anticipated growth of the retail home entertainment and consumer electronics industry, a change in interest rates, exchange rate fluctuations, the seasonality of our business, the consummation of the merger with Tweeter and the other risks and factors detailed in this Form 10-Q and in our other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond our ability to control. In many cases, we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              At our Annual Meeting of Shareholders held on April 12, 2001 each of the nominees listed below was elected a director of the Company to hold office until the 2003 annual meeting of the shareholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of common shares cast for each nominee and the number of common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

         NOMINEE                            VOTES FOR              VOTES AGAINST              VOTES WITHHELD
         -------                            ---------              -------------              --------------
    Herbert A. Leeds                       3,177,355.5                 298,260.0                    0

    William F. Hagerty, IV                 3,177,355.5                 298,260.0                    0




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  None.

(b)      Reports on Form 8-K. No reports on Form 8-K were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SOUND ADVICE, INC.
                                     ------------------
                                     (Registrant)


Date JUNE 14, 2001                      /s/ PETER BESHOURI
     -------------                      -----------------------------------
                                            Peter Beshouri, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

Date JUNE 14, 2001                     /s/ KENNETH L. DANIELSON
     -------------                     -------------------------------------
                                             Kenneth L. Danielson, Chief
                                             Financial and Accounting Officer